Form 10QSB
period 2000-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2000-05-18
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2000

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                        -------    -------


Commission file number     0-29613
                       -------------


                         TIDELANDS OIL & GAS CORPORATION

                 (Name of Small Business Issuer in its Charter)


           NEVADA                                      66-0549380
-------------------------------                 --------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



9309 North Star, Corpus Christi, TX           78409
-----------------------------------       --------------------
(Address of principal executive offices)     (Zip Code)



Issuer's telephone number,(   361     )     241       -          7748
                           -----------  -------------   -------------



       -------------------------------------------------------------------
Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes    No

         Not applicable

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:
                                                  ------------

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No
             ---     ---

                         TIDELANDS OIL & GAS CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                           Page

PART I - Financial Information

Item 1 - Financial Statements

         Condensed Consolidated Balance sheets as of

         March 31, 2000 and December 31, 1999 ...........................  3 - 4

         Condensed Consolidated Statements of Operations

         For the Three Months Ended March 31, 2000 and 1999 .............      5

         Condensed Consolidated Statements of Cash Flows

         For the Three Months Ended March 31, 2000 and 1999 .............  6 - 7

         Notes to Condensed Consolidated Financial Statements ...........  8 - 9

Item 2 - Management's Discussion and Analysis or Plan of Operation ......     10

PART II - Other Information

Item 1 - Legal Proceedings ..............................................     11

Item 2 - Changes in Securities and Use of Proceeds    ...................     11

Item 3 - Defaults Upon Senior Securities.................................     11

Item 4 - Submission of Matters to a Vote of Security Holdings ...........     11

Item 5 - Other Information...............................................     11

Item 6 - Exhibits and Reports on Form 8-K ...............................     12

Signature................................................................     12



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   March 31, 2000                   December 31, 1999
                                                   --------------                   -----------------
                                                    (Unaudited)

Current Assets:
   Cash                                            $          4,743                  $         51,065
   Accounts Receivable                                       20,916                            14,365
   Prepaid Expenses                                           9,238                            11,851
                                                   ----------------                  ----------------
           Total Current Assets                              34,897                            77,281
                                                   ----------------                  ----------------

Oil and Gas Properties (Net)                                500,172                           506,310
                                                   ----------------                  ----------------

Other Assets:
   Deposits and Organizational

     Costs, Net                                               1,037                             1,101
   Investments                                              155,251                           115,742
   Intangible Assets, Net                                 3,456,918                         3,503,633
                                                   ----------------                  ----------------
           Total Other Assets                             3,613,206                         3,620,476
                                                   ----------------                  ----------------

                Total Assets                       $      4,148,275                  $      4,204,067
                                                   ================                  ================

















      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                    March 31, 2000           December 31, 1999
                                                    --------------           -----------------
                                                     (Unaudited)

Current Liabilities:
   Accounts Payable and

      Accrued Expenses                             $        425,371           $        415,051
   Current Maturities of Long-Term Debt                      19,552                     19,552
   Drilling Advances                                         25,967                     25,967
                                                   ----------------           ----------------
           Total Current Liabilities                        470,890                    460,570

Long-Term Debt                                              100,425                     60,405

Due to Related Parties                                      492,993                    430,218
                                                   ----------------           ----------------

           Total Liabilities                              1,064,308                    951,193
                                                   ----------------           ----------------

Commitments and Contingencies

Stockholders' Equity
   Common stock $.001 par value
      per share, 100,000,000 shares
      authorized; 17,420,489 shares issued and
      outstanding March 31, 2000, 17,420,489
      shares issued  and outstanding,
      December 31, 1999                                      17,420                      17,420

   Additional Paid-in Capital                             4,682,270                   4,682,270
   Subscriptions Receivable                                 (67,500)                   (124,575)
   Accumulated (Deficit)                                 (1,548,223)                 (1,322,241)
                                                   ----------------            ----------------

           Total Stockholders' Equity                     3,083,967                   3,252,874
                                                   ----------------            ----------------

           Total Liabilities and

             Stockholders' Equity                  $      4,148,275            $      4,204,067
                                                   ================            ================




      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended               Three Months Ended
                                                      March 31, 2000                   March 31, 1999
                                                      --------------                 ------------------


Revenues:
   Oil and Gas Sales                               $         16,370                  $          8,725
                                                   ----------------                  ----------------

Expenses:
   Lease Operating                                           39,562                            11,601
   Depreciation and Amortization                             52,917                            50,601
   (Loss) in Equity of Investments                           22,249                                 0
   General and Administrative                               127,624                           102,597
                                                   ----------------                  ----------------
           Total Expenses                                   242,352                           164,799
                                                   ----------------                  ----------------

           (Loss) Before Provision

                for Income Taxes                           (225,982)                         (156,074)
                                                   ----------------                  ----------------

Provision For Income Taxes                                        0                                 0
                                                   ----------------                  ----------------

           Net (Loss)                                      (225,982)                         (156,074)
                                                   ================                  ================

Net(Loss) Per Common Share-Basic                   $         (0.013)                 $         (0.012)
                                                   ----------------                  ----------------

Weighted Average Number of

   Common Shares Outstanding-Basic                       17,420,489                        13,315,245
                                                   ================                  ================

Net(Loss) Per Common Share

  Diluted                                          $         (0.012)                 $        (0.012)
                                                   ----------------                  ---------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                               19,635,489                       14,330,245
                                                   ================                  ===============







      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                    Three Months Ended               Three Months Ended
                                                      March 31, 2000                  March 31, 1999
                                                   -------------------               ------------------

Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                      $       (225,982)                 $       (156,074)
  Adjustments to Reconcile Net
   (Loss) to Operating Cash Flow:
Depreciation, Depletion
  And Amortization                                           52,917                            50,601
(Increase) Decrease in  Receivables                          (6,551)                            1,432
(Increase) Decrease in Prepaid Expenses                       2,613                            (7,350)
Decrease in Current Maturities                                    0                            28,764
Decrease in Deposits
  and Organization Costs                                          0                                 0
Increase (Decrease) in Accounts Payable
  and Accrued Expenses                                       10,320                            18,383
                                                   ----------------                  ----------------

Net Cash (Required) by

  Operating Activities                                     (166,683)                          (64,244)
                                                   ----------------                  ----------------

Cash Flows From (Required) By
  Investing Activities (Acquisitions),
   Dispositions of Oil and Gas Properties                         0                           116,331
  Increase in Investments                                   (39,509)                         (116,331)
                                                   ----------------                  ----------------
Net Cash (Required) by

  Investing Activities                                      (39,509)                                0
                                                   ----------------                  ----------------

Cash Flows Provided by
  Financing Activities:

   Increase in Long-Term Debt                                40,020                                 0

   Increase in due to Related Parties                        62,775                            64,435
   Decrease in Subscriptions Receivable                      57,075                                 0
                                                   ----------------                  ----------------

Net Cash Provided by Financing

 Activities                                                 159,870                            64,435
                                                   ----------------                  ----------------

Net Increase (Decrease) in Cash                    $        (46,322)                 $            191
                                                   ================                  ================

Supplemental Disclosure of Cash
  Flow Information:

    Interest Paid                                  $            220                  $             77
                                                   ================                  ================
    Income Taxes Paid                              $              0                  $              0
                                                   ================                  ================



                                   (continued)

      See Accompanying Notes To Condensed Consolidated Financial Statements




                  TIDELANDS OIL & GAS CORPORATION (SEE NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (CONTINUED)

                                                   Three Months Ended                Three Months Ended
                                                     March 31, 2000                    March 31, 1999
                                                   ------------------                ------------------

Supplemental Disclosure of
  Non-Cash Transactions:

   Common Stock Issued in
      Payment of Notes and

      Loans Payable                                $              0                  $        127,803
                                                   ================                  ================































      See Accompanying Notes To Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

               The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the registrant's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 1999, included in the registrant's Form 10-KSB for the year ended December 31, 1999.

               Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - INTANGIBLES
------   -----------

               The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets.

               The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months ended March 31, 2000.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENTS
------   -----------------

               On April 19, 2000, the Company entered into a business combination agreement with Omni Acquisition Corporation. Omni Acquisition corporation, a Nevada corporation, was incorporated January 12, 2000. On February 18, 2000 Omni Acquisition Corporation filed a Form 10-SB registration statement with the Securities and Exchange Commission and was classified as a "blank check reporting company".

               Pursuant to the business combination agreement, the Company exchanged 250,000 shares of its stock for 5,000,000 issued and outstanding shares of Omni Acquisition Corporation. The restricted shares will be issued from the Company's treasury pursuant to the Securities Transaction Exemption afforded by
               Section 4(2) of the Securities Act of 1933, as amended.

               On May 15, 2000, Omni Acquisition Corporation, a wholly-owned subsidiary of Tidelands Oil & Gas Corporation, was merged into Tidelands. Tidelands was the surviving corporation and Omni was the dissolved corporation.

               As of May 15, 2000 Omni Acquisition  Corporation had -0- revenues
               and  $5,970  of  expenses   for  the  period   January  12,  2000
               (inception) through May 11, 2000.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2 - MANAGEMENT'S PLAN OF OPERATION
------   ------------------------------

               FORWARD LOOKING STATEMENTS

               This Form 10-QSB contain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

               PLAN OF OPERATION

               The Company's plan of operation for the next twelve (12) months through its wholly-owned subsidiaries, Tidelands Oil Corporation and Tidelands Gas Corporation is to continue to rework existing oil and gas wells for the purpose of achieving increased revenues and to assist in developing its fifty percent (50%) owned gas processing plant and fifty percent (50%) owned pipeline system to their capacities.

               In addition, subject to available funding, the Company would seek to acquire additional oil and/or gas producing properties..

               FINANCIAL CONDITIONS

               The Company currently does not have the liquidity or capital resources to fund its operations until revenues and profits increase as described in it's "Plan of Operations" without utilizing its one million dollar ($1,000,000) line of credit which has been drawn in the amount of $66,425, as of March 31, 2000 or obtaining additional borrowing and/or sales of common stock.

               The  Company   anticipates   raising   further   funding  through
               short-term and mid-term loans and/or sale of restricted common stock to accredited investors.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS
------    -----------------

               None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

               None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

               None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

               None

ITEM 5 - OTHER INFORMATION
------   -----------------

               On April 19, 2000, the Company entered into a business combination agreement with Omni Acquisition Corporation. Omni acquisition corporation, a Nevada corporation, was incorporated January 12, 2000. On February 18, 2000 Omni Acquisition Corporation filed a Form 10-SB registration statement with the Securities and Exchange Commission and was classified as a "blank check reporting company".

               Pursuant to the business combination agreement, the Company exchanged 250,000 shares of its stock for 5,000,000 issued and outstanding shares of Omni Acquisition Corporation. The restricted shares will be issued from the Company's treasury pursuant to the Securities Transaction Exemption afforded by
               Section 4(2) of the Securities Act of 1933, as amended.

               On May 15, 2000, Omni Acquisition Corporation, a wholly-owned subsidiary of Tidelands Oil & Gas Corporation, was merged into Tidelands. Tidelands was the surviving corporation and Omni was the dissolved corporation.

               As of May 15, 2000, Omni Acquisition Corporation had -0- revenues
               and  $5,970  of  expenses   for  the  period   January  12,  2000
               (inception) through May 11, 2000.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

               (a)  Exhibits

               Exhibit Number                  Description

               *(2.0)                 Business Combination Agreement
               *(3.1)                 Articles of Incorporation of C2
                                               Technologies, Inc.
               *(3.2)                 Certificate of Amendment of Articles
                                      of  Incorporation of C2 Technologies, Inc.
               *(3.3)                 By-Laws
                 3.4                  Articles of Merger
                 3.5                  Plan of Merger
               *(21)                  List of Subsidiaries
                (27)                  Financial Data Schedule

               *Previously filed

               (b) Reports on Form 8-K.

               An 8-K current report was filed on April 19, 2000. The reported items were Item 1-Changes in Control of Registrant; Item 2-Acquisition or Disposition of Assets; Item 5-Other Events; and
               Item 7-Financial Statements.

               SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Dated:  May 17, 2000

               TIDELANDS OIL & GAS CORPORATION

                /s/ Michael Ward
               ---------------
               By:  Michael Ward
               Title:  President