Form 10QSB
period 2000-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2000-08-10
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ending June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------   --------

Commission file number       0-29613
                       -----------------


                            TIDELANDS OIL & GAS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                         66-0549380
-------------------------------               ----------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                        78410
---------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number,(   361     )     241       -          2244
                           -----------  -------------   -----------------------

                 9309 North Star Road, Corpus Christi, TX 78409
--------------------------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 17,880,489

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No
             ---     ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                      -----
                                                                            Page

PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance sheets as of
         June 30, 2000 and December 31, 1999 .............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June  30, 2000 and 1999 ..............     5

         Condensed Consolidated Statement of Operations
         For the Six Months Ended June 30, 2000 and 1999 .................     6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June  30, 2000 and 1999 ................   7-8

         Notes to Condensed Consolidated Financial Statements ............     9

Item 2 - Management's Discussion and Analysis or Plan of Operation .......    10

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    11

Item 2 - Changes in Securities and Use of Proceeds .......................    11

Item 3 - Defaults Upon Senior Securities .................................    11

Item 4 - Submission of Matters to a Vote of Security Holdings ............    11

Item 5 - Other Information ...............................................    11

Item 6 - Exhibits and Reports on Form 8K ................................. 11-12

Signature.................................................................    12



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                     June 30, 2000                  December 31, 1999
                                                   ----------------                 -----------------
                                                     (Unaudited)
Current Assets:
   Cash                                            $         42,256                  $          51065
   Accounts Receivable                                       15,319                            14,365
   Prepaid Expenses                                           6,099                            11,851
                                                   ----------------                  ----------------
           Total Current Assets                              63,674                            77,281
                                                   ----------------                  ----------------

Oil and Gas Properties (Net)                                499,035                           506,310
                                                   ----------------                  ----------------

Other Assets:
   Deposits and Organizational
     Costs, Net                                               1,721                             1,101
   Investments                                              143,491                           115,742
   Intangible Assets, Net                                 3,416,173                         3,503,633
                                                   ----------------                  ----------------
           Total Other Assets                             3,561,385                         3,620,476
                                                   ----------------                  ----------------

                Total Assets                       $      4,124,094                  $      4,204,067
                                                   ================                  ================







      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                                     June 30, 2000       December 31, 1999
                                                   ----------------      ----------------
                                                      (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                             $        290,329      $        415,051
   Current Maturities of Long-Term Debt                      19,552                19,552
   Drilling Advances                                         25,967                25,967
                                                   ----------------      ----------------
           Total Current Liabilities                        335,848               460,570

Long-Term Debt                                              239,925                60,405

Due to Related Parties                                      582,170               430,218
                                                   ----------------      ----------------

           Total Liabilities                              1,157,943               951,193
                                                   ----------------      ----------------

Commitments and Contingencies

Stockholders' Equity
   Common stock $.001 par value
      per share,  100,000,000  shares
      authorized;  17,880,489 shares issued
      and outstanding June 30, 2000,
      17,420,489 shares issued and
      outstanding, December 31, 1999                         17,880                17,420

   Additional Paid-in Capital                             4,815,780             4,682,270
   Subscriptions Receivable                                 (65,000)             (124,575)
   Accumulated (Deficit)                                 (1,802,509)           (1,322,241)
                                                   ----------------      ----------------

           Total Stockholders' Equity                     2,966,151             3,252,874
                                                   ----------------      ----------------

           Total Liabilities and
             Stockholders' Equity                  $      4,124,094      $      4,204,067
                                                   ================      ================




      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                Three Months Ended
                                                     June 30, 2000                     June 30, 1999
                                                   ----------------                  ----------------

Revenues:
   Oil and Gas Sales                               $         21,331                  $          4,500
                                                   ----------------                  ----------------

Expenses:
   Lease Operating                                           53,518                            20,915
   Depreciation and Amortization                             52,917                            50,602
   (Loss) in Equity of Investments                           24,331                                 0
   General and Administrative                               144,251                           110,858
                                                   ----------------                  ----------------
           Total Expenses                                   275,017                           182,375
                                                   ----------------                  ----------------

           (Loss) Before Provision
            for Income Taxes                               (253,686)                          177,875)
                                                   ----------------                  ----------------

Provision For Income Taxes                                        0                                 0
                                                   ----------------                  ----------------

           Net (Loss)                                      (253,686)                         (177,875)
                                                   ================                  ================

Net(Loss) Per Common Share-Basic                   $         (0.014)                 $          (0.12)
                                                   ----------------                  ----------------

Weighted Average Number of
   Common Shares Outstanding-Basic                       17,575,489                        14,409,530
                                                   ================                  ================

Net(Loss) Per Common Share
   Diluted                                         $         (0.013)                 $         (0.011)
                                                   ----------------                  ----------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                               19,530,489                        15,924,530
                                                   ================                  ================







      See Accompanying Notes to Condensed Consolidated Financial Statements
                                      - 5 -



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months Ended                  Six Months Ended
                                                     June 30, 2000                     June 30, 1999
                                                   ----------------                  ----------------

Revenues:
   Oil and Gas Sales                               $         37,101                  $         13,225
                                                   ----------------                  ----------------

Expenses:
   Lease Operating                                           93,080                            32,516
   Depreciation and Amortization                            105,834                           101,203
   Loss in Equity of Investments                             46,580                                 0
   General and Administrative                               271,875                           213,455
                                                   ----------------                  ----------------
           Total Expenses                                   517,369                           347,174
                                                   ----------------                  ----------------

           (Loss) Before Provision
            for Income Taxes                               (480,268)                         (333,949)
                                                   ----------------                  ----------------

Provision For Income Taxes                                        0                                 0
                                                   ----------------                  ----------------

           Net (Loss)                                      (480,268)                         (333,949)
                                                   ================                  ================

Net(Loss) Per Common Share-Basic                   $         (0.027)                 $         (0.023)
                                                   ----------------                  ----------------

Weighted Average Number of
   Common Shares Outstanding-Basic                       17,575,489                        14,317,745
                                                   ================                  ================

Net(Loss) Per Common Share
   Diluted                                         $         (0.025)                 $         (0.021)
                                                   ----------------                  ----------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                               19,530,489                        15,832,745
                                                   ================                  ================





      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended                 Six Months Ended
                                                     June 30, 2000                     June 30, 1999
                                                   -----------------                 ----------------
Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                      $       (480,268)                 $       (333,949)
  Adjustments to Reconcile Net
   (Loss) to Operating Cash Flow:
Depreciation, Depletion
  And Amortization                                          105,834                           101,203
(Increase) Decrease in  Receivables                            (954)                            1,529
(Increase) Decrease in Prepaid Expenses                       5,752                                 0
Decrease in Current Maturities                                    0                          (581,623)
Increase in Deposits
  and Organization Costs                                       (750)                                0
Increase in Accounts Payable
  and Accrued Expenses                                       (3,279)                            3,469
                                                   ----------------                  ----------------

Net Cash (Required) by
  Operating Activities                                     (367,107)                         (809,371)
                                                   ----------------                  ----------------

Cash Flows From (Required) By
  Investing Activities (Acquisitions),
   Dispositions of Oil and Gas Properties                    (5,000)                          113,929
  Increase in Investments                                   (27,749)                         (116,331)
                                                   ----------------                  ----------------
Net Cash (Required) by
  Investing Activities                                       32,749                            (2,402)
                                                   ----------------                  ----------------

Cash Flows Provided by
  Financing Activities:
  Increase in Long-Term Debt                                179,520                           320,934
  Increase in due to Related Parties                        151,952                            67,925
  Decrease in Subscriptions Receivable                       59,575                           442,553
                                                   ----------------                  ----------------

Net Cash Provided by Financing

 Activities                                                 391,047                           831,412
                                                   ----------------                  ----------------

Net Increase (Decrease) in Cash                    $         (8,809)                 $         19,639
                                                   ================                  ================

Supplemental Disclosure of Cash
  Flow Information:
    Interest Paid                                  $            617                  $            266
                                                   ================                  ================
    Income Taxes Paid                              $            500                  $              0
                                                   ================                  ================


                                   (continued)

      See Accompanying Notes To Condensed Consolidated Financial Statements
                                      - 7 -

                  TIDELANDS OIL & GAS CORPORATION (SEE NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                   (CONTINUED)


                                        Six Months Ended     Six Months Ended
                                          June 30, 2000        June 30, 1999
                                        ----------------     ----------------


Supplemental Disclosure of
  Non-Cash Transactions:

Common Stock Issued in
  Payment of Accrued
  Expenses and Accounts Payable         $        128,000     $         19,000
                                        ================     ================

  Common Stock Issued in
    Payment of Notes and
    Loans Payable                       $              0     $        423,553
                                        ================     ================







      See Accompanying Notes To Condensed Consolidated Financial Statements
                                      - 8 -

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month and six month periods ended June 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the registrant's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the three month and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - INTANGIBLES
------   -----------

         The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets.

         The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months and six months ended June 30, 2000.

                         TIDELANDS OIL & GAS CORPORATION



ITEM 2 - MANAGEMENT'S PLAN OF OPERATION
------   ------------------------------

         FORWARD LOOKING STATEMENTS
         --------------------------

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

         PLAN OF OPERATION
         -----------------

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

         FINANCIAL CONDITIONS
         --------------------

         The Company currently does not have the liquidity or capital resources to fund its operations until revenues and profits increase as described in it's "Plan of Operations" without utilizing its one million dollar ($1,000,000) line of credit which has been drawn in the amount of $202,925, as of June 30, 2000 or obtaining additional borrowing and/or sales of common stock.

         The Company anticipates raising further funding through short-term and mid-term loans and/or sale of restricted common stock to accredited investors.

                         TIDELANDS OIL & GAS CORPORATION

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

         The Company is not a party to any pending or threatened legal proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

         On April 19, 2000, the Company acquired all of the issued and outstanding common stock of Omni Acquisition Corporation in exchange for 250,000 restricted common stock. The share exchange was an exempt transaction under Section 4 (2) of the Securities Act of 1933 (the "Securities Act"), as amended. In April 2000, the Company issued 150,000 shares of restricted common stock under Section 3 (b) of the Securities Act in exchange for services valued at $30,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

ITEM 5 - OTHER INFORMATION
------   -----------------

         On  May  11,  2000,  Omni  Acquisition   Corporation,   a  wholly-owned
         subsidiary of Tidelands Oil & Gas Corporation, was merged into and with Tidelands. Tidelands was the surviving corporation.

         On May 26, 2000, Tidelands Oil & Gas Corporation director, Danny Vines, tendered his resignation. Mr. Vines' resignation has created a vacancy on the board of directors which has not been filled. The letter of resignation did not express any disagreement with the company on any matter relating to operations, policies or practices.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 80K
------   --------------------------------

         (a) Exhibits

          Exhibit Number                Description
          --------------                -----------
              *(2.0)            Business Combination Agreement
              *(3.1)            Articles of Incorporation of C2
                                Technologies, Inc.
              *(3.2)            Certificate of Amendment of Articles of
                                Incorporation of C2 Technologies, Inc.
              *(3.3)            By-Laws
              *(3.4)            Articles of Merger
              *(3.5)            Plan of Merger
              *(21)             List of Subsidiaries
               (27)             Financial Data Schedule

-----------------
*Previously filed.

                           TIDELANDS OIL & GAS CORPORATION

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 80K (CONTINUED)
------   --------------------------------------------

         (b) Reports on Form 8-K. One report was filed on form 8-K during the second quarter of 2000. The report was filed on April 19, 2000. The reported items were Item 1-Changes in Control of Registrant; Item 2-Acquisition or Disposition of Assets; Item 5-Other Events; and Item 7-financial Statements.

         SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  August  10, 2000

         TIDELANDS OIL & GAS CORPORATION

         /s/  Michael Ward
         -----------------
         By:  Michael Ward
         Title:  President