Form 10QSB
period 2000-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2000-11-14
CIK 1107104

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2000.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-29613
                         ------------------------------


                         TIDELANDS OIL & GAS CORPORATION
                         -------------------------------


              NEVADA                                     66-0549380
              ------                                     ----------
     (State of Incorporation)                 (IRS Employer Identification No.)


  13330 Leopard St., Corpus Christi, TX                      78410
  -------------------------------------                      -----
(Address of Principal Executive Offices)                   Zip Code

Issuer's telephone number,                              (361-241-2244)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No   .
                                                             ---   ---

The number of shares of common stock, par value $.001 per share, outstanding as of November 14, 2000 was 17,980,489 shares.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance sheets as of
         September 30, 2000 and December 31, 1999 .......................  3 - 4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30,  2000 and 1999.........      5

         Condensed Consolidated Statement of Operations
         For the Nine Months Ended September 30, 2000 and 1999...........      6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2000 and 1999...........  7 - 8

         Notes to Condensed Consolidated Financial Statements ...........      9

Item 2 - Management's Discussion and Analysis or Plan of Operation ......     10

PART II - Other Information

Item 1 - Legal Proceedings ..............................................     11

Item 2 - Changes in Securities and Use of Proceeds.......................     11

Item 3 - Defaults Upon Senior Securities.................................     11

Item 4 - Submission of Matters to a Vote of Security Holdings............     11

Item 5 - Other Information...............................................     11

Item 6 - Exhibits and Reports on Form 8K ................................     11

Signature................................................................     12

                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                      September 30, 2000      December 31, 1999
                                      ------------------      -----------------
                                         (Unaudited)
Current Assets:
   Cash                                $        183,585        $         51,065
   Accounts Receivable                           13,487                  14,365
   Prepaid Expenses                               3,094                  11,851
                                       ----------------        ----------------
           Total Current Assets                 200,166                  77,281
                                       ----------------        ----------------

Oil and Gas Properties (Net)                    486,040                 506,310
                                       ----------------        ----------------

Other Assets:
   Deposits and Organizational
     Costs, Net                                   1,658                   1,101
   Investments                                  159,675                 115,742
   Intangible Assets, Net                     3,369,458               3,503,633
                                       ----------------        ----------------
           Total Other Assets                 3,530,791               3,620,476
                                       ----------------        ----------------

                Total Assets           $      4,216,997        $      4,204,067
                                       ================        ================




      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


                                                  September 30, 2000    December 31, 1999
                                                  ------------------    -----------------
                                                      (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                             $        510,830      $        415,051
   Current Maturities of Long-Term Debt                      19,552                19,552
   Drilling Advances                                              0                25,967
                                                   ----------------      ----------------
           Total Current Liabilities                        530,382               460,570

Long-Term Debt                                              264,925                60,405

Due to Related Parties                                      667,499               430,218
                                                   ----------------      ----------------

           Total Liabilities                              1,462,806               951,193
                                                   ----------------      ----------------

Commitments and Contingencies

Stockholders' Equity
   Common stock $.001 par value
      per share, 100,000,000 shares
      authorized;  17,980,489 shares issued
      and outstanding September 30, 2000,
      17,420,489 shares issued and
      outstanding, December 31, 1999                         17,980                17,420
   Additional Paid-in Capital                             4,845,780             4,682,270
   Subscriptions Receivable                                 (67,500)             (124,575)
   Accumulated (Deficit)                                 (2,042,069)           (1,322,241)
                                                   ----------------      ----------------

           Total Stockholders' Equity                     2,754,191             3,252,874
                                                   ----------------      ----------------

           Total Liabilities and
             Stockholders' Equity                  $      4,216,997      $      4,204,067
                                                   ================      ================



      See Accompanying Notes to Condensed Consolidated Financial Statements

                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       Three Months Ended    Three Months Ended
                                       September 30, 2000    September 30, 1999
                                       ------------------    ------------------


Revenues:
   Oil and Gas Sales                     $         62,487      $         13,753
                                         ----------------      ----------------

Expenses:
   Lease Expirations                               27,809                     0
   Lease Operating                                 89,983                53,603
   Depreciation and Amortization                   53,602                50,629
   (Gain) Loss in Equity Investments              (16,184)               12,593
   General and Administrative                     146,834               179,236
                                         ----------------      ----------------
           Total Expenses                         302,044               296,061
                                         ----------------      ----------------

           (Loss) Before Provision
                for Income Taxes                 (239,557)             (282,308)
                                         -----------------     ----------------

Provision For Income Taxes                              0                     0
                                         ----------------      ----------------

           Net (Loss)                            (239,557)             (282,308)
                                         ================      ================

Net(Loss) Per Common Share-Basic         $         (0.013)     $         (0.018)
                                         ----------------      ----------------

Weighted Average Number of
   Common Shares Outstanding-Basic             17,930,489            15,498,030
                                         ================      ================

Net(Loss) Per Common Share
  Diluted                                $         (0.012)     $         (0.015)
                                         ----------------      ----------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                     19,630,489            18,528,030
                                         ================      ================






      See Accompanying Notes to Condensed Consolidated Financial Statements

                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2000     September  30, 1999
                                     ------------------     -------------------


Revenues:
   Oil and Gas Sales                   $         99,588        $         26,978
                                       ----------------        ----------------

Expenses:
   Lease Expirations                             27,809                       0
   Lease Operating                              183,063                  86,119
   Depreciation, Depletion
      and Amortization                          159,436                 151,832
   Loss in Equity of Investments                 30,396                  12,593
   General and Administrative                   418,709                 392,691
                                       ----------------        ----------------
           Total Expenses                       819,413                 643,235
                                       ----------------        ----------------

           (Loss) Before Provision

                for Income Taxes               (719,825)               (616,257)
                                       -----------------       -----------------

Provision For Income Taxes                            0                       0
                                       ----------------        ----------------

           Net (Loss)                          (719,825)               (616,257)
                                       ================        ================

Net(Loss) Per Common Share-Basic       $         (0.041)       $         (0.043)
                                       ----------------        -----------------

Weighted Average Number of

   Common Shares Outstanding-Basic           17,700,489              14,405,745
                                       ================        ================

Net(Loss) Per Common Share

  Diluted                              $         (0.037)       $         (0.039)
                                       ----------------        ----------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                   19,655,489              15,920,745
                                       ================        ================



      See Accompanying Notes to Condensed Consolidated Financial Statements



                    TIDELANDS OIL & GAS CORPORATION (NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            Nine Months Ended    Nine Months Ended
                                           September 30, 2000   September 30, 1999
                                           ------------------   ------------------
Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                $       (719,825)    $       (616,257)
  Adjustments to Reconcile Net
   (Loss) to Operating Cash Flow:
Depreciation, Depletion
  And Amortization                                    159,436              151,832
Decrease in  Receivables                                  878                6,319
Decrease in Prepaid Expenses                            8,757                    0
(Increase) in Deposits
  and Organization Costs                                 (750)                (450)
(Decrease) in Drilling Advances                       (25,967)                   0
Increase in Accounts Payable
  and Accrued Expenses                                215,971                3,014
                                             ----------------     ----------------

Net Cash (Required) by
  Operating Activities                               (361,500)             (455,542)
                                             ----------------     -----------------

Cash Flows Provided (Required) By
  Investing Activities,
   Dispositions of Oil and Gas Properties               1,172               82,673
  Increase in Investments                             (43,933)            (104,023)
                                             ----------------     ----------------
Net Cash (Required) by
  Investing Activities                                (42,761)             (21,350)
                                             -----------------    -----------------

Cash Flows Provided by
  Financing Activities:
   Increase (Decrease) in Long-Term Debt              227,925              (42,658)
   Increase in due to Related Parties                 237,281              101,192
   Decrease in Subscriptions Receivable                71,575              442,728
                                             ----------------     ----------------

Net Cash Provided by Financing
 Activities                                           536,781              501,262
                                             ----------------     ----------------

Net Increase in Cash                         $        132,520     $         24,370
                                             ================     ================

Supplemental Disclosure of Cash
  Flow Information:
    Interest Paid                            $          1,064     $         23,943
                                             ================     ================
    Income Taxes Paid                        $            500     $              0
                                             ================     ================


                                   (continued)
      See Accompanying Notes To Condensed Consolidated Financial Statements

                  TIDELANDS OIL & GAS CORPORATION (SEE NOTE 3)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)




                                   Nine Months Ended          Nine Months Ended
                                  September 30, 2000         September 30, 1999
                                  ------------------         ------------------

Supplemental Disclosure of
  Non-Cash Transactions:

Common Stock Issued in
  Payment of Accrued
  Expenses and Accounts Payable     $        143,600           $         19,000
                                    ================           ================

Common Stock Issued in
   Payment of Notes and
   Loans Payable                    $              0           $        423,553
                                    ================           ================

Common Stock Issued in
   Settlement of Litigation         $              0           $            175
                                    ================           ================

Common Stock Issued for
   An Acquisition                   $          5,970           $              0
                                    ================           ================








      See Accompanying Notes To Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month and nine month periods ended September 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 1999, is derived from the registrant's Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the three month and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - INTANGIBLES
------   -----------

         The registrant evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets.

         The adoption of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and the evaluation by the registrant, did not have a significant effect on the consolidated financial position or results of operations of the registrant for the three months and nine months ended September 30, 2000.

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

         PLAN OF OPERATION
         -----------------

         The Company's plan of operation for the next twelve (12) months through its wholly-owned subsidiaries, Tidelands Oil Corporation and Tidelands Gas Corporation is to continue to rework existing oil and gas wells, subject to budgetary limitations, for the purpose of achieving increased production revenues and to assist in developing its fifty percent (50%) owned gas processing plant and fifty percent (50%) owned pipeline system to their capacities.

         Rio Bravo Energy, LLC and its subsidiary, Sonora Pipeline, LLC, the 50% owned pipeline and processing plant entities achieved their first profitable quarter during this period and are expected to continue recording both increased revenues and increased net income.

         In addition, subject to available funding, the Company would seek to acquire additional oil and/or gas producing properties..

         FINANCIAL CONDITIONS
         --------------------

         The Company currently does not have the liquidity or capital resources to fund its operations until revenues and profits increase as described in it's "Plan of Operations" without utilizing its one million dollar ($1,000,000) line of credit which has been drawn in the amount of $227,925, as of September 30, 2000 or obtaining additional borrowing and/or sales of common stock.

         Tidelands has secured a $20 million dollar agreement from an institutional equity investor providing for a private equity line for the purchase on common stock, subject to registration and certain other conditions. Additionally, the financing will be limited to a percentage of dollar trading volume of the company's stock as quoted on the OTC Bulletin Board.

                         TIDELANDS OIL & GAS CORPORATION

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 -  LEGAL PROCEEDINGS
------    -----------------

         The Company is not a party to any pending or threatened legal proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

         During the quarterly period ended September 30, 2000, the Company issued restricted common stock, for private transactions in reliance on
         Section 4 (2) of the Act, as described below:

         (a) The Company issued 100,000 shares of restricted common stock for public relation services rendered, valued and recorded at $15,600.

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

ITEM 5 - OTHER INFORMATION
------   -----------------

         Tidelands has secured a $20 million dollar agreement from an institutional equity investor providing for a private equity line for the purchase on common stock, subject to registration and certain other conditions. Additionally, the financing will be limited to a percentage of dollar trading volume of the Company's stock as quoted on the OTC Bulletin Board.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
------   -------------------------------

         (a) Exhibits - 27.1 Financial Data Schedule - September 30, 2000

         (b) Reports on Form 8-K - None

                           TIDELANDS OIL & GAS CORPORATION



         SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  November  14, 2000


         TIDELANDS OIL & GAS CORPORATION

          /s/ Michael Ward
         -----------------
         By:  Michael Ward
         President