Form 10KSB
period 2000-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2001-05-18
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                         Commission File Number 0-29613


                         TIDELANDS OIL & GAS CORPORATION
                 (Name of small business issuer in its charter)


           Nevada                                         66-0549380
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)


               13330 Leopard St., Suite 26, Corpus Christi, TX 78410
                     (Address of principal executive office)

                                 (361) 241-2244
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $175,270 for the year ended December 31, 2000.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2000, there were 20,728,948 shares of the issuer's common stock outstanding. The aggregate market value of the 13,535,198 shares of the issuer's voting stock held by non-affiliates was $ 4,195,911 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2000, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2000

                                                                            Page
                                                                            ----

PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  5
ITEM 3.  Legal Proceedings...................................................  6
ITEM 4.  Submission of Matters to vote of Security Holders...................  6

PART II......................................................................  6

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  6
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  7
ITEM 7.  Financial Statements................................................  8
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................  8

PART III.....................................................................  8

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  8
ITEM 10.  Executive Compensation.............................................  9
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 10
ITEM 12.  Certain Relationships and Related Transactions..................... 10

PART IV...................................................................... 11

ITEM 13.  Exhibits and Reports on Form 8-K................................... 11
SIGNATURES................................................................... 11
EXHIBIT INDEX................................................................ 11

                                     PART I

ITEM 1.   Business.

         Business Overview.

         Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. As of December 31, 2000, the Company had three operating subsidiaries Tidelands Oil Corporation (TOC), Tidelands Gas Corporation (TGC) and Rio Bravo Energy, LLC.

         Tidelands Oil Corporation was formed in May 1985. Since inception and until recently, Tidelands Oil Corporation has devoted virtually all of its efforts to acquiring control of leases which comprise the remaining portion of the Sacatosa Field in Maverick County, Texas. These lease acquisitions have been completed and are located in between Conoco's 3000 wells to the north and the development program which The Exploration Company (TXCO) is undertaking to the south. These oil and gas leases directly offset Conoco's 3000 wells. The Conoco wells have produced in excess of 40,000,000 barrels of oil and 20BCF of gas. Tideland's leases originally comprised approximately 156 oil and gas wells scattered across the leases with the largest concentration being on the northern portion of the acreage offsetting Conoco. During the year ended December 31, 2000, Tidelands conveyed, to The Exploration Company, all its wells which it believed were not economically feasible to develop in order to avoid the cost of plugging and abandoning them. As a result of this action, Tidelands now has approximately 40 wells. Tidelands has been involved in a reworking program which is approximately 90% complete to place all of the wells back into production.

         Tidelands Gas Corporation was formed on August 29, 1996 primarily for the purpose of acquiring the Delhi Pipeline System for use as a gas transportation outlet and to develop the shallow gas reserves underlying Tideland's leases.

         During 1998 and 1999, Tidelands Gas Corporation organized two Texas Limited Liability companies, Rio Bravo Energy, LLC and its wholly owned subsidiary, Sonora Pipeline, LLC. Prior to December 2000, Tidelands owned fifty percent of Rio Bravo Energy, LLC. On December 1, 2000, Tidelands purchased the remaining fifty percent of Rio Bravo Energy, LLC. Funding of $660,000 was provided by RAI Funding, LLC to purchase the additional fifty percent of Rio Bravo Energy, LLC.

         Rio Bravo Energy, LLC was formed on August 10, 1998, for the purpose of acquiring and operating the Chittim Gas Processing Plant which it purchased from Conoco, Inc. This plant processes natural gas from Conoco's Sacatosa Field which comprises approximately 3000 wells. It also processes natural gas from Merit Energy's Pena Creek Field, which consists of approximately 300 wells. The gas plant has the capability to fractionate the natural gas into commercial grade propane and butane.

         Sonora Pipeline, LLC, a wholly owned subsidiary of Rio Bravo Energy, LLC was formed in January 1999, to operate the Sonora Pipeline network that delivers natural gas to the Rio Bravo Chittim Gas Processing Plant. Sonora's pipeline network consists of approximately 80 miles of gas pipeline.

         Sonora will transport gas from other gas suppliers to the Rio Bravo gas plant. The plant will process the natural gas into gas products such as natural gasoline, propane, and butane and sell the residue gas from the tailgate of the plant.

         Sonora Pipeline and Rio Bravo will transport and process gas for suppliers such as Merit Energy, Conoco and Cantor Petroleum, Inc. The maximum operating capacity of the gas plant is 10 million cubic feet of gas per day. The Sonora Pipeline capacity is greater than the gas processing plants present capacity. At this time, the gas plant is processing 600,000 cubic feet of gas per day.

         Rio Bravo currently sells to two major companies located in South Texas. Rio Bravo intends to ship a significant amount of propane and butane products to Mexico and to sell natural gasolines to Enron Oil Trading and Transportation Company.

         Tidelands Oil & Gas Corporation formed Reef International Transmission & Storage LLC in March 2001. In April 2001, Tidelands changed the name to Reef International, LLC. The purpose for forming Reef was to use this entity for permitting an international multi-fuel pipeline crossing between Texas and Mexico to transport natural gas products into Mexico for local distribution in the City of Piedras Negras, Mexico. Reef's intentions are to transport propane and butane to the Mexico storage facilities via pipeline thus eliminating truck traffic thru the city and traffic on the international bridges. Reef has combined with a joint venture industry partner, Rainbow Investments, to assist in the financing, development and operations of this project.

Competition

         Tidelands will actively compete for reserve acquisitions and exploration/exploitation leases, licenses, gas suppliers and petroleum product purchasers. This competition will be against companies with greater financial and other resources. Competitive factors will include price, contract terms and quality of service, including pipeline connection times and distribution efficiencies and financial resources. The Company will face competition from other producers and suppliers, including competition from other local and world wide energy suppliers.

Employees

The Company has four employees, including the Company officers and utilizes a contract plant operating company and seven contract field personnel.


ITEM 2.   Properties

         Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick, County, Texas.

         Sonora Pipeline, LLC owns the Sonora Pipeline network consisting of approximately 80 miles of pipeline. In December 2000, Tidelands purchased majority and control from Hudson SVD, LLC. of Rio Bravo Energy, LLC the 100% owner of Sonora Pipeline, LLC.

Table 1.          Net Proved and Proved Developed Reserve Summary

Natural Gas (Mcf)

         Proved developed and Undeveloped reserves                     0

         Proved Developed reserves                                     0

         Production                                                    0

Oil (BBLS)

         Proved developed and undeveloped reserves               549,334

         Proved developed reserves                               549,334

         Production                                                3,641

Acreage

         The following table summarizes our developed and undeveloped acreage at December 31, 2000 in Texas.

Table 2.          Acreage

Location                       Developed            Undeveloped        Total
--------                    --------------        --------------       -----
                            Gross     Net         Gross     Net
                            -----    -----        -----    -----

Oil                           499      375            0        0         375
                            -----    -----        -----    -----       -----

Gas                             0        0            0        0           0
                            -----    -----        -----    -----       -----

Producing Wells

         The following table reflects the Company's ownership interests in gas and oil wells located in Texas at December 31, 2000.

Table 3.
                            Gross     Net
                            -----    -----

Oil                            40       30
                            -----    -----

Gas                             0        0
                            -----    -----

Drilling and Acquisition Activities

         During the years ended December 31, 2000 and 1999, we conducted no drilling activity.

Present Activities

         No drilling operations are presently in process. Current activities include reworking our oil wells and placing them back into production, gathering gas for the Sonora Pipeline and processing the gas through the Rio Bravo gas plant.


ITEM 3.   Legal Proceedings

             None.

ITEM 4.   Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2000.


                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

         Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 1998, 1999 and 2000. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. Table1. sets forth the high and low bid information for each fiscal quarter beginning with September 30, 1998, the first quoted quarter. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Trading and Market Services.

Table 1.

Bid Information
--------------------------------------------------------------------------------

Fiscal Quarter Ended                High                      Low
--------------------------------------------------------------------------------

December 31, 2000                   0.41                      0.31
September 30, 2000                  0.47                      0.25
June 30, 2000                       0.75                      0.40
March 31, 2000                      1.81                      0.53
December 31, 1999                   3.46                      1.25
September 30, 1999                  4.00                      0.875
June 30, 1999                       1.50                      0.375
March 31, 1999                      0.70                      0.40
December 31, 1998                   0.875                     0.125

--------------------------------------------------------------------------------

         The Company has 81 active shareholders of its common stock as of December 31, 2000 holding 20,728,948 common shares.

Dividends and Dividend Policy

         A ten percent common stock dividend was declared on December 28, 1999. An additional 1,385,959 shares were issued to existing shareholders. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

         We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

         During the period October 1 through December 31, 2000, we sold the following securities in exempt transactions not requiring registration:

         On December 31, 2000, the Company issued 1,072,745 shares to Pan Pacific Investments as repayment of $227,925 debt and $7,844 of accrued interest. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         On December 8, 2000 , the Company issued 1,785,714 shares to Goodbody International, Inc. in consideration of arranging for financing and the payment of $1,886. These shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act.

         On October 1, 2000 , the Company issued 150,000 shares for services rendered at a value of $23,800. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act.

ITEM 6.   Plan of Operation

         The Company's plan of operations has been refocused towards our gas processing plant and pipeline interest along with a new international pipeline crossing.

         The Company has restructured its operations, by conveying non-economic wells. Tidelands Oil has conveyed the non-economic wells to The Exploration Company (TXCO), thereby avoiding the plugging liability imposed by the State of Texas. These conveyances leave us with our most economic wells.

         Tidelands Gas has also conveyed to The Exploration Company all of its non- economic gas well bores in order to avoid the plugging liabilities imposed by the State of Texas.

         Rio Bravo Energy plans to increase the volume of gas shipped to the plant by acquiring additional gas for processing with increased shipments of gas products to end-user customers.

         Reef International, LLC was formed to obtain permits and construct an international pipeline crossing between Texas and Mexico. The pipeline will transport natural gas to Piedra Negras, Mexico for distribution by CONAGAS (Cianacional DE Gas, S.A. DE C.V.). Reef will also transport propane and butane products into Mexico storage facilities with this pipeline. Reef is in the permitting process of this project.

         The Company forecasts, for the next twelve months, its net cash requirements to be approximately $600,000. This net cash flow requirement consists primarily of the Company's short term repayments. Current and expected increased production from its operations should provide the Company with sufficient revenues to cover its expenses.

         On May 1, 2001, the Company secured a three year 10% $1,000,000 Line of Credit to meet its future cash flow requirements. The Company agreed to issue 200,000 shares of restricted common stock as consideration for providing the Line of Credit.

         It is anticipated that significant revenues from Reef International, LLC will begin in the third quarter of 2002.

ITEM 7.   Financial Statements


                                TABLE OF CONTENTS




INDEPENDENT AUDITOR'S REPORT ......................................      F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet ....................................      F-3
    Statements of Consolidated Stockholders' (Deficit) ............      F-4
    Statements of Consolidated Operations .........................      F-5
    Statements of Consolidated Cash Flows .........................      F-6
    Notes to Consolidated Financial Statements ....................   F-7 - F-16


SUPPLEMENTAL INFORMATION (UNAUDITED)...............................  F-17 - F-23

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071




                           IDEPENDENT AUDITOR'S REPORT

Board of Directors
Tidelands Oil & Gas Corporation
Corpus Christi, Texas

We have audited the accompanying consolidated balance sheet of Tidelands Oil & Gas Corporation as of December 31, 2000, and the related consolidated statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2000 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.


/s/ Baum & Company
------------------
Baum & Company, P.A.
Coral Springs, Florida
May 10, 2001

                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
                                     ------
Current Assets:
      Cash                                                     $   312,509
      Accounts Receivable                                          145,523
      Inventory (Note 1)                                            18,212
      Prepaid Expenses (Note 4)                                    102,772
                                                               -----------
         Total Current Assets                                      579,016
                                                               -----------

Oil and Gas Properties, Net (Notes 1,5)                            900,683
                                                               -----------

Other Assets:
      Deposits and Organizational Costs, Net                         1,594
      Investments (Notes 1,6)                                       10,764
      Intangible Assets, Net (Notes 1,3,7)                          56,712
      Due From Related Parties                                       6,214
                                                               -----------
         Total Other Assets                                         75,284
                                                               -----------

         Total Assets                                          $ 1,554,983
                                                               ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
      Accounts Payable and Accrued Expenses                    $   762,469
      Current Maturities of Long-Term Debt (Note 9)                679,552
                                                               -----------

         Total Current Liabilities                               1,442,021

Long-Term Debt  (Note 9)                                            37,000

Due to Related Parties (Note 8)                                    850,000
                                                               -----------

         Total Liabilities                                       2,329,021
                                                               -----------

Commitments and Contingencies (Note 13,14)

Stockholders' Deficit
      Common Stock, $.001 Par Value Per Share,
        100,000,000 Shares Authorized, 20,728,948 Shares
        Issued and Outstanding                                      20,729
      Paid-in Capital in Excess of Par Value                     1,872,418
      Subscriptions Receivable                                     (67,500)
      Accumulated (Deficit)                                     (2,599,685)
                                                               -----------
         Total Stockholders' (Deficit)                            (774,038)
                                                               -----------

         Total Liabilities and Stockholders' (Deficit)         $ 1,554,983
                                                               ===========



           See Accompanying Notes to Consolidated Financial Statements
                                       F-3


                         TIDELANDS OIL & GAS CORPORATION
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   Paid-In
                                                                  Capital In
                                                                  Excess of     Accumulated
                                        Shares        Amount      Par Value      (Deficit)
                                     -----------   -----------   -----------    -----------
Balance As Previously Reported
December 31, 1998                     13,225,960   $    13,226   $ 3,283,092    $  (239,936)

Restatement (Note 2)                        --            --      (3,123,579)      (509,748)
                                     -----------   -----------   -----------    -----------

Balance December 31, 1998-Restated    13,225,960        13,226       159,513       (749,684)

Issuance of Common Stock               2,608,570         2,608     1,358,094           --

Stock Dividends                        1,585,959         1,586        (1,586)          --

Net (Loss) - Restated (Note 2)              --            --            --         (895,444)
                                     -----------   -----------   -----------    -----------

Balance December 31, 1999-Restated    17,420,489   $    17,420   $ 1,516,021    $(1,645,128)

Issuance of Common Stock               3,308,459         3,309       356,397           --

Net (Loss)                                  --            --            --         (954,557)
                                     -----------   -----------   -----------    -----------

Balance December 31, 2000             20,728,948   $    20,729   $ 1,872,418    $(2,599,685)
                                     ===========   ===========   ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED


                                                   December 31,    December 31,
                                                        2000            1999*
                                                        ----            ----
Revenues:
      Oil and Gas Sales                            $     75,620    $     29,799
      Other                                              10,286          15,500
      Gas Processing Sales                               89,364            --
                                                   ------------    ------------

         Total Revenues                                 175,270          45,299
                                                   ------------    ------------

Operating Expenses:
      Lease Operating                                   216,780         121,787
      Purchases                                          71,833            --
      Depreciation, Depletion and Amortization           30,109          19,087
      Interest                                           14,225          34,870
      General and Administrative                        609,691         516,317
                                                   ------------    ------------

         Total Operating Expenses                       942,638         692,061
                                                   ------------    ------------
         Operating (Loss)                              (767,368)       (646,762)
                                                   ------------    ------------

Non-Operating Expenses:
      Company's Share of Equity Method in
       Investee's Losses                                 33,835          28,282
      Loss on Expiration of Leases                       24,209            --
      Loss on Disposal of Oil and Gas Properties        129,145            --
      Litigation Settlement                                --           220,400
                                                   ------------    ------------
         Total Non-Operating Expenses                   187,189         248,682
                                                   ------------    ------------

         (Loss) Before Provision For
           Income Taxes                                (954,577)       (895,444)
Provision For Income Taxes                                 --              --
                                                   ------------    ------------

           Net (Loss)                              $   (954,577)   $   (895,444)
                                                   ============    ============

Net (Loss) Per Common Share, Basic                 $     (0.050)   $     (0.058)
                                                   ------------    ------------

Weighted Average Number of Common
     Shares Outstanding, Basic                       19,074,719      15,323,224
                                                   ============    ============

Net (Loss) Per Common Share, Diluted               $     (0.046)   $      (.055)
                                                   ------------    ------------
Weighted Average Number of Common
     Shares Outstanding, Diluted                     20,529,719      16,213,224
                                                   ============    ============

*The statement of consolidated operations for the year ended December 31, 1999 has been restated. (Note 2)

           See Accompanying Notes to Consolidated Financial Statements
                                       F-5

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED


                                                    December 31,  December 31,
                                                       2000          1999*
                                                       ----          -----

Cash Flows Provided (Required) By
   Operating Activities:
      Net (Loss)                                     $(954,557)    $(895,444)
      Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
           Operating Activities:

      Depreciation, Depletion and Amortization          30,109        19,087
      Company's Share of Equity Method in
         Investee's Losses                              33,835        28,282
      Loss on Expiration of Leases                      24,209
      Loss on Disposal of Oil & Gas Properties         129,145
      Issuance of Common Stock
         for Services Provided                          31,895        14,210
      Litigation Settlement                                          220,400
      Officers' Salaries                               240,000       240,000
         Changes in
             Accounts Receivable                      (131,158)       (2,676)
             Inventory                                 (18,212)
             Prepaid Expenses                          (90,921)      (11,851)
             Other Assets                                 (750)         (450)
             Accounts Payable and Accrued Expenses     422,010        77,920
             Current Maturities of Long-Term Debt      660,000      (158,071)
             Drilling Advances                         (25,967)
                                                     ---------     ---------
Net Cash Provided (Required)
   by Operating Activities                             349,638      (468,593)
                                                     ---------     ---------

Cash Flows (Required) By Investing Activities:
      Goodwill Arising from Acquisition
         of Investment                                 (57,029)
      Decrease in Investments                          197,086            85
      Contributions to Investments                    (125,943)
      Acquisitions of Oil and Gas Properties          (653,909)      (47,573)
      Proceeds from Disposals of Oil
         and Gas Properties                             76,647
                                                     ---------     ---------

         Net Cash (Required)
            By Investing Activities                   (563,148)      (47,488)
                                                     ---------     ---------




           See Accompanying Notes to Consolidated Financial Statements
                                       F-6

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED


                                                December 31,   December 31,
                                                    2000           1999*
                                                    ----           -----

Cash Flows Provided by Financing Activities
      Proceeds from Issuance of Common Stock          1,886        169,575
      Decrease (Increase) Stock
        Subscription Receivable                      71,575       (124,575)
      Issuance of Common Stock to Liquidate
        Short-Term Debt Advances                    227,925        613,965
      Proceeds from (Advances to)
        Related Parties                             173,568        (91,866)
                                               ------------   ------------

Net Cash Provided by Financing Activities           474,954        567,099
                                               ------------   ------------


Net Increase in Cash                                261,444         51,018

Cash at Beginning of Period                          51,065             47
                                               ------------   ------------

Cash at End of Period                          $    312,509   $     51,065
                                               ============   ============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $      1,145   $     12,515
                                               ============   ============

      Cash Payments for Income Taxes           $          0   $          0
                                               ============   ============

*The  consolidated  cash flows for the year ended  December  31,  1999 have been restated (Note 2) and reclassified to conform with the December 31, 2000 presentation.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. The accounting policies used confirm to generally accepted accounting principles and have been consistently applied in the preparation of these consolidated financial statements.

         Organization
         ------------

         Tidelands Oil & Gas Corporation (formerly C2 Technologies, Inc.) (the Company) was incorporated in the state of Nevada on February 25, 1997. On October 21, 1998 the Company acquired all of the issued and outstanding capital stock of Tidelands Oil Corporation and Tidelands Gas Corporation. On November 19, 1998, the legal name of the Company was changed to Tidelands Oil and Gas Corporation. On April 19, 2000 the Company entered into a business combination agreement with OMNI Acquisition Corporation. (OMNI). OMNI, a Nevada corporation, incorporated  January  12,  2000,  had filed a Form 10-SB  Registration statement with the Securities and Exchange Commission and was classified as a "blank check reporting company". On May 11, 2000 OMNI, a wholly owned subsidiary, was merged into the Company. The Company was the surviving corporation and OMNI the dissolved corporation. On December 1, 2000 the Company acquired the remaining equity (50%) of Rio Bravo Energy, LLC. (Rio Bravo). Accordingly, Rio Bravo is a wholly-owned subsidiary of the Company.

         Nature of Operations
         --------------------

         The Company is engaged in the transmission and processing of natural gas in southern Texas. In addition, the Company operates approximately forty oil wells in southern Texas.

         Principles of Consolidation
         ---------------------------

         The  consolidated  financial  statements  include  the  accounts of the
         Company   and   its   wholly-owned   subsidiaries.    All   significant
         inter-company accounts and transactions are eliminated.

         Fair Value of Financial Instruments
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 "disclosure about fair value of financial instruments," requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to use estimates and make judgements. While management has considered all available information, actual amounts could differ from those reported as assets, liabilities, related revenues, costs and expenses and the disclosed amounts of contingencies.

         Inventories
         -----------

         Inventories consisting of natural gas liquids are stated at the lower of average cost or market using the first-in and first-out (FIFO) method of valuation.

         Concentration of Credit Risk
         ----------------------------

         The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2000, the uninsured cash balances total $140,903. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         Revenue from two customers amounted to 100% of net gas processing revenues for the year ended December 31, 2000. Amounts due from these customers included in accounts receivable were $120,341.

         Investments
         -----------

         The equity method of accounting is used for investments, owned 50% or less, including corporate joint ventures. Under this method, equity in the net income or losses of joint-ventures, is reflected in the Company's revenues or expenses rather than when realized through dividends or distributions.

         Oil and Gas Properties
         ----------------------

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs, including interest, to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and the costs of carrying and retaining unproved properties are expensed.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Oil and Gas Properties (Continued)
         ----------------------------------

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depleted by the unit-of-production method.

         On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation and depletion are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is changed to accumulated depreciation and depletion with a resulting gain or loss recognized in income.

         On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

         Support equipment, facilities and other related equipment are recorded at historical cost. Depreciation of property and equipment is provided on the straight-line method over the estimated useful economic lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets are capitalized. Upon retirement or disposal, the cost and accumulated depreciation are eliminated from the account, and the resulting gain or loss is reflected in operations.

         Intangible Assets
         -----------------

         Intangible assets, which primarily consist of the cost of in excess of the fair value of tangible assets and liabilities acquired (goodwill), are amortized, by the straight-line method, over, an estimated economic useful life of the underlying values of the assets acquired of fifteen years.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The requirements of SFAS 121 and the evaluation by the Company did not have a significant effect on the consolidated financial position or results of consolidated operations.

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109). "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts and operating loss carryforwards, deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

         Net Earnings Per Common Share
         -----------------------------

         The Company accounts for earnings per share in accordance with statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings per Share". Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - RESTATEMENT - CHANGE IN ACCOUNTING PRINCIPLE
------   --------------------------------------------

         On October 12, 1998 the Company (formerly known as C2 Technologies, Inc.), Tidelands Oil Corporation and Tidelands Gas Corporation (Tidelands Oil Corporation and Tidelands Gas Corporation related through common ownership) entered into a purchase agreement "C2 Agreement." C2 Technologies, Inc., an inactive Nevada corporation, was listed on the U.S. Over-The-Counter Market and Trading Under the Symbol "CTTG". Pursuant to the terms of the C2 agreement, the Company issued 8,635,000 shares of its restricted common stock in exchange for all of the outstanding shares of Tidelands Oil Corporation and Tidelands Gas Corporation. As a result of this transaction, the former shareholders of Tidelands Oil Corporation and Tidelands Gas Corporation wound up owning a majority of the Company's voting equity. This transaction was originally accounted by the purchase method.

         During the fourth quarter of the year 2000 the management of the Company reviewed the criteria of the above transaction. Management determined that to present a more accurate financial statement presentation, the Company would change the accounting of this transaction from the purchase method to accounting for this transaction as a reverse acquisition. As a result of this change in accounting principle the prior years financial results of the Company were restated as follows:

                                                Paid-In Capital
                                                  In Excess of   Accumulated
                                                   Par Value      (Deficit)
                                                  -----------    -----------

        Balance as Previously Reported
          December 31, 1998                       $ 3,283,092    $  (239,936)
        Reversal of Value of Goodwill And
           Restatement of Accumulated (Deficit)    (3,123,579)      (613,630)
        Prior Period Adjustments - Other                              57,167
        Reversal of Amortization of
          Goodwill Expense                                            46,715
                                                  -----------    -----------
        Balance December 31, 1998-Restated        $   159,513    $  (749,684)
                                                  ===========    ===========

        For the Year Ended December 31, 1999:
          Net (Loss) as Previously Reported                      $(1,082,035)
          Reversal of Amortization of
             Goodwill Expense                                        186,591
                                                                 -----------
          Net (Loss) - Restated                                  $  (895,444)
                                                                 ===========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 2 - RESTATEMENT - CHANGE IN ACCOUNTING PRINCIPLE
------   ---------------------------------------------
             (CONTINUED)

         Net (Loss) Per Common Share - Basic-
           As Previously Reported                           $   (0.070)
         Reduction As a Result of Restatement                    0.012
                                                            ----------
         Net (Loss) Per Common Share -
             Basic - Restated                               $   (0.058)
                                                            ==========

         Net (Loss) Per Common Share - Diluted -
             As Previously Reported                         $   (0.067)
         Reduction As a Result of Restatement               $    0.012
                                                            ----------
         Net (Loss) Per Common Share - Diluted - Restated   $   (0.055)
                                                            ==========


NOTE 3 - ACQUISITIONS
------   ------------

         On April 19, 2000 the company entered into a business combination agreement with OMNI Acquisition Corporation (OMNI), an inactive Nevada corporation, incorporated January 12, 2000, in which the Company will acquire OMNI in a share exchange transaction followed by a short form merger. On February 18, 2000, OMNI filed a Form 10-SB Registration Statement with the Securities and Exchange Commission and was classified as a "blank check reporting company".

         Pursuant to the business combination agreement, the Company exchanged 250,000 shares of restricted common stock, valued at $250, for 5,000,000 issued and outstanding shares of OMNI. OMNI had $-0- revenues and $-0- assets. The company accounted for this transaction by the purchase method. On May 11, 2000 OMNI merged into the Company. The Company was the surviving corporation and OMNI was the dissolved corporation.

         On December 1, 2000, the Company acquired the remaining 50% of its investment in Rio Bravo Energy, LLC. (Rio Bravo) and its wholly-owned subsidiary Sonora Pipeline, LLC., for a total purchase price of $505,558. The purchase of Rio Bravo was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed are recorded at their fair value. The excess of the amount paid over the fair value of Rio Bravo's identifiable net assets was $57,029, which has been reflected in the balance sheet as goodwill. The company expects to benefit from the goodwill acquired over a period of fifteen years.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - ACQUISITIONS (CONTINUED)
------   ------------------------

         In  accordance  with  Accounting   Principle  Board  Opinion  #16,  the
         unaudited proforma condensed consolidated results of operations of the Company are as follows:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                          Year Ended December 31, 2000
                                   "Pro Forma"
                                   (Unaudited)

         Revenues                                      $          1,153,109
                                                       --------------------

         Costs and Expenses                            $          2,138,943
                                                       --------------------

         Net (Loss)                                    $           (985,834)
                                                       ====================

         Net (Loss) Per Common Share                   $              (.052)
                                                       ====================

         Weighted Average shares Outstanding           $         19,074,719
                                                       ====================


NOTE 4 - PREPAID EXPENSES
------   -----------------

         As of December 31, 2000 prepaid expenses of $102,772 consisted primarily of closing costs associated with a December 7, 2000 one-year loan agreement. These closing costs will be expensed during the year ending December 31, 2001.

NOTE 5 - OIL AND GAS PROPERTIES
------   ----------------------

         A summary of oil and gas properties at December 31, 2000 is as follows:


                                                                   Estimated
                                                                 Economic Life
                                                                 -------------
        Proved Properties - Leases              $   207,279            -
        Support Equipment                           255,191       3-10 Years
        Processing Plant                            431,560         15 Years
        Pipeline                                    166,410         15 Years
                                                -----------

             Total                                1,060,040
        Less Accumulated Depreciation and
          Depletion                                 159,757
                                                -----------
            Net Oil and Gas Properties          $   900,683
                                                ===========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 6 - INVESTMENTS
------   -----------

         A summary of investments in Joint Ventures at December 31, 2000 is as follows:

                                   Ownership
                                   Percentage
                                   ----------

         GT-Pla J.V. 96              5.978%        $   1,124
         G-Halsell J.V. 96           4.5%              9,640
                                                   ---------

                                                   $  10,764
                                                   =========

         The Company's potential exposure to loss, with respect to its investments in Joint Ventures is generally limited to its positive investments and advances. However, in some cases the Company may be otherwise obligated to make capital contributions or loans to the ventures to make up cash flow deficits. The Company's maximum exposure to credit and market risk is not determinable with any degree to accuracy as determination of the ultimate amounts is dependent upon the manager of the joint ventures to optimize cash flows from the operations of the projects and increase the value of the projects. However, management does not believe that the Company's exposure would significantly exceed the aggregate of the exposure described above.

         On January 22, 2001, the Company acquired an additional 26.68% ownership percentage of GT-Pla J.V. 96 and 20% ownership percentage of G-Halsell J.V. 96.

NOTE 7 - INTANGIBLE ASSETS
------   -----------------

         A summary of intangible assets at December 31, 2000 is as follows:

                 Goodwill                               $      57,029
                 Less Accumulated Amortization                    317
                                                        -------------

                                                        $      56,712
                                                        =============

         The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 8 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Boards of Directors of the Company's wholly-owned subsidiaries had previously approved annual officers' salaries of $240,000 for services provided. At December 31, 2000 the cumulative amount of unpaid officers' salaries is as follows:

                     Service Provided For
                   Year Ended December 31,                       Amount
                   -----------------------                       ------

                        1997 and Prior                         $  310,000
                        1998                                       60,000
                        1999                                      240,000
                        2000                                      240,000
                                                               ----------
                                                               $  850,000
                                                               ==========

         At December 31, 2000, cumulative non-interest bearing advances due from officers and stockholders of the Company amount to $6,214.

         In June, 2000 the Company engaged a director of the Company to perform consulting services pursuant to a $3,000 a monthly consulting agreement. For the year December 31, 2000 the Company incurred $24,000 for these services.

NOTE 9 - LONG-TERM DEBT
------   --------------

         A summary of notes payable at December 31, 2000 is as follows:

         Note Payable, Secured, Interest Prime
            Rate Plus 5%, Maturing December 2001               $     660,000

         Note Payable, Unsecured, Non-Interest
            Bearing, Payable on Demand                                19,552

         Note Payable, Unsecured, 6% Interest,
            Maturing January 2002                                     37,000
                                                               -------------
                                                                     716,552
         Less:  Current Maturities                                   679,552
                                                               -------------

                   Total Long-Term Debt                        $      37,000
                                                               =============

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 10 - INCOME TAXES
-------   ------------

         At December 31, 2000 the Company had cumulative net operating loss carryforwards of approximately $1,964,000, to offset against future federal taxable income, that expire in the years through 2020.

         The company files a consolidated income tax return and timing differences between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

         Cumulative benefit of net operating loss
            carryforwards                                    $   2,208,000
         Officers' salary deductions in excess of
           tax deduction                                          (240,000)
         Tax depreciation less than book depreciation               (4,000)
                                                             -------------

                                                             $  (1,964,000)
                                                             =============

         Total deferred tax asset                            $     785,000
         Less valuation allowance                                  785,000
                                                             -------------
         Net deferred tax asset                              $           0
                                                             -------------

         It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

NOTE 11 - COMMON STOCK TRANSACTIONS
-------   -------------------------

         (a) The Company issued 60,000 shares of restricted common stock to settle a 1999 contract dispute at a value of $98,000.

         (b) The Company issued 250,000 shares of restricted common stock for the OMNI acquisition valued at $250. See Note 3 Acquisitions.

         (c) The company issued an aggregate of 150,000 shares of restricted common stock for services rendered at a value of $23,800.

         (d) The Company issued 1,072,745 shares of restricted common stock in cancellation of current year cash advances, pursuant to the terms of a line of credit, at a value of $235,770.

         (e) The Company issued 1,785,714 shares of restricted common stock for financial consulting services at a value of $1,886.

         (f) the Company cancelled 10,000 shares of previously issued restricted common stock for correction of a prior year settlement.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000






NOTE 12 - STOCK OPTIONS
-------   -------------

         As of December 31, 2000 the Company had outstanding previously issued stock options as follows:

               Shares          Option Price            Expiration Date
               ------          ------------            ---------------

                40,000           $  2.50            January 13, 2001 (Expired)
                40,000              2.50            February 15, 2001 (Expired)
                50,000               .45            January 10, 2002
              --------
               130,000

NOTE 13 - LEASES
-------   ------

         The Company entered into two operating leases for the rental of facilities (a) executive office, monthly rent of $1,350, short-term lease, (b) field office, monthly rent of $400, 12/01/00 through 12/01/12.

         In addition, the Company leases compressors under a monthly lease for $3,845 monthly.

         Future minimum lease payments required under non-cancelable operating leases are as follows:

                     Year Ending December 31,                    Amount

                                2001                          $      4,800
                                2002                          $      4,800
                                2003                          $      4,800
                                2004                          $      4,800
                                2005                          $      4,800
                               Thereafter                     $     32,400
                                                              ------------
                                                              $     56,400
                                                              ============

         Rent expense for the years ended December 31, 2000 and 1999 were $9,671 and $ -0- respectively.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 14 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

         The Company is subject to the laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and cleanup related costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Although it is not possible to quantify with any degree of certainty the financial impact of the Company's continuing compliance efforts, management believes any future remediation or other compliance related costs will not have a material adverse effect on the financial condition or reported results of operations of the Company.

NOTE 15 - LITIGATION SETTLEMENTS
-------   ----------------------

         On March 8, 2000 the Company settled a $98,000 prior contract dispute by the issuance of 60,000 shares of the Company's restricted common stock.

NOTE 16 - SUBSEQUENT EVENTS
-------   -----------------

         In January 2001 the Company acquired an additional 26.68 and 20.00 ownership percentage in GT-PLA J.V. 96 and 6-Halsell J.V. 96 joint ventures, respectively. The Company issued 150,000 shares of restricted common stock and signed a short-term promissory note for $75,000.

         In March 2001 the Company formed Reef International, Inc. (REEF), a limited liability corporation. Reef will be acquiring and constructing pipelines to transport natural gas products from the Rio Bravo processing plant to Mexico. In April of 2001 the Company exchanged a 50% interest in Reef for financial assistance from Rainbow Investments, Inc. for the construction of this international pipeline and acquisition of connecting pipelines. Reef is currently in the permitting stage of operations.

         In May of 2001 the Company secured a three-year, $1,000,000, 8% interest-bearing line of credit. In consideration for this line of credit the Company issued 200,000 shares of restricted common stock.

                         TIDELANDS OIL & GAS CORPORATION
                      CONSOLIDATED SUPPLEMENTAL INFORMATION
                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)




Capitalized  Costs Relating to Oil and Gas Producing  Activities at December 31,
--------------------------------------------------------------------------------
2000 (Note 2)
-------------


Proved Properties (leases)                              $      207,279
Support Equipment                                              255,191
                                                        --------------
   Total                                                       462,470
Less Accumulated Depreciation and Depletion                    137,110
                                                        --------------
   Net Oil and Gas Properties                           $      325,360
                                                        ==============

Costs  Incurred in Oil and Gas Producing  Activities for the Year Ended December
--------------------------------------------------------------------------------
31,
---

                                                    2000              1999
Property Acquisition Costs - Proved
  Properties and Support Equipment           $       72,764     $      47,573
                                             ==============     =============


Results of Operations  for Oil and Gas Producing  Activities for the Years Ended
--------------------------------------------------------------------------------
December 31, (Note 2)
---------------------
                                                    2000         1999

Oil and Gas Sales                                 $  75,620    $  29,799
Production Costs                                    216,780     (121,787)
Depreciation and Depletion                          (26,211)     (18,830)
                                                  ---------    ---------
                                                   (167,371)    (110,818)
Income Tax Expense                                        0            0
                                                  ---------    ---------
Results of Operations for Oil and Gas Producing
  Activities (Excluding Corporate Overhead,
  Losses of Joint Ventures and Other
  Non-Operating Expenses                          $(167,371)   $(110,818)
                                                  =========    =========

                         TIDELANDS OIL & GAS CORPORATION
                      CONSOLIDATED SUPPLEMENTAL INFORMATION
                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)



Reserve Information
-------------------

The following estimate of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, those estimates are expected to change as future information becomes available. All of the Company's reserves are located in the state of Texas.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be included in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statuary tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted, pursuant to the requirements of Statement of Financial Accounting Standards 69 (SFAS 69), "Disclosures About Oil and Gas Producing Activities," using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                         TIDELANDS OIL & GAS CORPORATION
                      CONSOLIDATED SUPPLEMENTAL INFORMATION
                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                   -----------


Reserve Information (continued)
------------------------------


                                             (OIL BBLS)       GAS (MCF)
                                            ------------    ------------

Proved Developed and Undeveloped Reserves
   Beginning of Year                           6,983,060      19,995,825
   Production/Disposition                     (6,433,726)    (19,995,825)
                                            ------------    ------------
   End of Year (Notes A and B)                   549,334               0
                                            ============    ============
Proved Developed Reserves
   Beginning of Year                           3,917,907       2,934,851
   End of Year (Notes A and B)                   549,334               0
                                            ------------    ------------

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2000

Future Cash Inflows                         $ 14,024,497    $       --
Future Production Costs                       (3,434,216)           --
Future Development Costs                               0            --
Future Income Tax Expense                     (4,052,124)           --
                                            ------------    ------------

Future Net Cash Flows                          6,538,157            --
   10% Annual Discount for Estimated
      Timing of Cash Flows                    (2,544,111)           --
                                            ------------    ------------
Standardized Measures of
      Discounted Future Net
   Cash Flows Relating to Proved
      Oil and Gas Reserves                  $  3,994,046    $       --
                                            ============    ============

The following reconciles the change in the standardized measure of discounted future net cash flow during 2000.
Beginning of Year                           $  3,994,046    $       --
Oil and Gas Produced Including
   Excess Production Costs                       (74,271)           --
                                            ------------    ------------
End of Year                                 $  3,919,775    $       --
                                            ============    ============

                         TIDELANDS OIL & GAS CORPORATION
                 NOTES TO CONSOLIDATED SUPPLEMENTAL INFORMATION
                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                   -----------



NOTE - A
----

The  reduction  of proved  developed  and  undeveloped  reserves  Gas (MCF) from
January 1, 2000 through December 31, 2000 resulted from the production performance of the gas wells that were drilled in prior years. Actual production rates of the wells did not meet the engineering projections and continued operations would be uneconomical. Subsequently, the wells were shutoff awaiting plugging and abandonment as required by the State of Texas. These wells were transferred to The Exploration Company (TXCO) who assumed the plugging liabilities of all of the wells, this relieving the Company from approximately $150,000 in plugging and abandonment costs. These actions resulted in writing off the proved developed and undeveloped reserves (Gas) MCF as unrecoverable at an economic rate.

NOTE - B
----

The reduction of the proved developed and undeveloped reserves of oil (BBLS) from January 1, 2000 through December 31, 2000 resulted from the disposition of all the non-economical wells to TXCO in exchange for the assumption of the plugging and abandonment costs relieving the Company of approximately $200,000 in plugging and abandonment costs.

The reduction consists of writing off 6,430,085 barrels of oil under the wells transferred to TXCO and actual oil production of $3,641 barrels of oil during the year 2000. In accordance with new regulations of the State Regulatory Commission an operator must file extensions for all wells that are inactive, or not in production in order to obtain an exception to plugging a well at a cost of $3.00 per foot of depth of each well. This cost is prohibitive as an average 2000 foot well would cost $6,000 just to remain inactive. The Company disposed of 116 of its inactive wells and retained 40 of its producing wells.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III


ITEM 9.   Directors,  Executive  Officers,  Promoters,  and   Control   Persons:
          Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2000. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

Name               Age      Position or officer               Appointment Date
--------------------------------------------------------------------------------

Michael Ward       45       Director, President              October  21, 1998
Royis Ward         67       Director, Secretary/Treasurer    October  21, 1998
Ahmed Karim        29       Director, Vice President         October  21, 1998
Allen Alderson     51       Director                         November 25, 1998

         Michael Ward is the President, Chief Executive Officer and Director of the Company and Chief Executive Officer of Tidelands Gas Corporation. Michael Ward has served in his present capacities since October 21, 1998. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas. In association with Omega Minerals, Inc., where he was vice president and part owner, he operated 65 wells in 23 counties in South and West Texas: 17 wells in Seminole and Osage Counties, Oklahoma, 44 wells in Neosho and Wilson Counties, Kansas and 125 wells in Brown, Pike, Schuyler and Scott Counties. Illinois. He was president and owner of Major Petroleum Company. He drilled, completed and produced 42 wells in South and West Texas counties. The company was sold. With Tidelands Oil Corporation, his duties included supervising and performing remedial well work, work-overs and economic evaluation of the corporate properties. The primary area of interest was in Maverick County, Texas. He has performed project financing analysis and consulting of refinery acquisitions for the Yemen government. Currently, he is negotiating new gas purchase and sale contracts, supervising and administering the sale of gas line connections and hookups.

         Royis Ward is the Secretary/Treasurer and a Director of the Company and the President of Tidelands Oil Corporation. Mr. Ward has served in his present capacities since October 21, 1998. He has been engaged in the oil and gas industry since graduation from Tyler Junior College, Tyler, Texas in 1952. Initially, he was employed as a production superintendent and landman for Coffield & Guthrie, Inc., a large independent oil and gas operator and thereafter placed in charge of pipeline and drilling operations from 1952-1955. In 1955. he began to develop oil and gas properties for his own account as an independent oil and gas operator throughout the southwest until 1962. At that time, he became President of Omega Petroleum Corporation, Shreveport, Louisiana. Thereafter, he continued as an independent oil and gas operator drilling individual in excess of 50 wells in the South Texas Area. In 1968, he became the President and CEO of Omega Minerals, Inc. and was instrumental in acquiring vast oil and gas properties by drilling, development, and re-acquisitions. In 1985, Tidelands Oil Corporation, a Texas Corporation, was formed for the purpose of drilling and developing oil and gas properties in South Texas.

         Ahmed Karim Vice President and director of the Company. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995 his business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

         Mr. Allen Alderson is a member of the Company's board of directors. He was previously President of Falco Energy Services, L.L.C. (FES), a natural gas marketing and transportation company formed in 1995 with its headquarters located in Shreveport, Louisiana. Falco Energy Services is engaged in the marketing, transportation and processing of natural gas with emphasis on the development and operation of natural gas pipeline systems.

         Mr. Alderson attended Louisiana Tech University and the University of Texas at Austin, graduating with a Bachelor of Science Degree in Finance. He is a member of the Independent Petroleum Association of America, the Texas Independent Producers and Royalty Owners Association, the Houston Energy Association and is a charter member of the Natural Energy Services Association.

Royis Ward is the father of Michael Ward.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. No reports were filed by the officers, directors or 10% or greater shareholders.

ITEM 10.  Executive Compensation

The following sets forth the compensation of the officers of the Company in the year ended December 31, 2000.

Executive Officer Compensation

The Company has three executive officers, Michael Ward, Royis Ward and Ahmmed Karim. Michael Ward's annual salary is $120,000. Royis Ward's annual salary is $120,000.

The company has not paid any of these salaries to date and the amounts due are accruing.

Director Compensation

No compensation was paid by the Company to any Directors for any services provided during the year ended December 31, 2000. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Company business. The company has retained Mr. Allen Alderson as a consultant compensating him $3,000 monthly.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2000, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 20,728,948 shares issued and outstanding as of December 31, 2000.

Title of Class      Name and Address        Amount and Nature        Percent of
--------------      ----------------        -----------------           Class
                                                                        -----

Common              Michael Ward              3,513,125                16.94%
                    9309 North Star
                    Corpus Christi, TX

Common              Royis Ward                3,513,125                16.94%
                    5902 Fenway
                    Corpus Christi, TX

Common              Allen Alderson              165,000                 0.79%
                    6857 N. Lakeshore Dr.
                    Shreveport, LA 71107

Common              Ahmed Karim                   2,500                 0.0001%
                    1532 Woods Dr.
                    N. Vancouver, B.C.
                    Canada V7R 1A9

Directors as a group owned 34.7% of the Company's issued and outstanding stock.


ITEM 12.  Certain Relationships and Related Transactions

         The Company granted common stock options on January 10, 1999 to its officers and directors totaling 1,650,000 common shares excisable on, or before January 10, 2000. None of the options were exercised.

         The Company granted common stock options on November 11, 1999 to directors Allen Alderson and Danny Vines. Danny Vines a former Company Director resigned earlier this year. The options are exercisable in three 50,000 share blocks each at an exercise price of 45 cents per share. Mr. Alderson exercised all of his options. Mr. Vines exercised 100,000 share options and has 50,000 shares remaining unexercised.

         The Board of Director of the Company previously approved the accrual of officer salaries totaling $850,000 for services rendered by Michael Ward and Royis Ward during 2000 and previous years. These salaries remain unpaid.

         As of December 31, 2000, the cumulative non-interest bearing advances due from Michael and Royis Ward, as officers and directors of the Company's wholly owned subsidiaries, totaled $ 6,214.00.


                                     PART IV

ITEM 13.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.


     1. Current Report on Form 8-K not filed during the last quarter of the fiscal year.


(b)      Exhibits

         3.1      Articles of Incorporation of Tidelands Oil & Gas Corporation.,
                  a Nevada corporation, formerly C2 Technologies, Inc.
         3.2      Articles  of  Amendment   Tidelands  Oil  &  Gas  Corporation,
                  formerly C2 Technologies, Inc.
         3.3      Bylaws of Tidelands Oil & Gas Corporation
         21       List of Subsidiaries


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2001.


                                            TIDELANDS OIL & GAS CORPORATION


                                            BY: /s/ Michael Ward
                                               ---------------------------
                                               Michael Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 15, 2001                   /s/ Michael Ward
                                    -----------------------------------------
                                    Michael Ward, President, Director


                                     /s/ Royis Ward
                                    ------------------------------------------
                                    Royis Ward, Secretary/Treasurer, Director


                                     /s/ Ahmmed Karim
                                    ------------------------------------------
                                    Ahmmed Karim, Vice President, Director