Form 10QSB
period 2001-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2001-05-21
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ending March 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the transition period from _______ to _______

Commission file number       0-29613
                       --------------------


                         TIDELANDS OIL & GAS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                           66-0549380
-------------------------------                ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                         78410
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number,(   361     )     241       -          2244
                           -----------  -------------   -----------------------

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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 20,878,948

         Transitional Small Business Disclosure Format
         (Check One)
         Yes     No
             ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION



                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000 ...........................    3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2001 and 2000 .............      5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March  31, 2001 and 2000 ............    6-7

         Notes to Condensed Consolidated Financial Statements ...........   8-11

Item 2 - Management's Discussion and Analysis or Plan of Operation ......     12

PART II - Other Information

Item 1 - Legal Proceedings ..............................................     13

Item 2 - Changes in Securities and Use of Proceeds ......................     13

Item 3 - Defaults Upon Senior Securities.................................     13

Item 4 - Submission of Matters to a Vote of Security Holdings ...........     13

Item 5 - Other Information ..............................................     13

Item 6 - Exhibits and Reports on Form 8K ................................     13

Signature................................................................     14

Item 1.           Financial Statements.

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                                       March 31, 2001     December 31, 2000
                                                     -----------------    -----------------
                                                        (Unaudited)
Current Assets:
   Cash                                              $         328,721    $         312,509
   Accounts Receivable                                         128,196              145,523
   Inventory                                                    14,815               18,212
   Prepaid Expenses                                             77,044              102,772
                                                     -----------------    -----------------
           Total Current Assets                                548,776              579,016
                                                     -----------------    -----------------

Oil and Gas Properties (Net)                                   887,340              900,683
                                                     -----------------    -----------------

Other Assets:
   Deposits and Organizational
     Costs, Net                                                  2,661                1,594
   Investments                                                  23,764               10,764
   Intangible Assets, Net                                       55,762               56,712
   Due From Related Parties                                      3,942                6,214
                                                     -----------------    -----------------
           Total Other Assets                                   86,129               75,284
                                                     -----------------    -----------------

                Total Assets                         $       1,522,245    $       1,554,983
                                                     =================    =================




      See Accompanying Notes to Condensed Consolidated Financial Statements
                                      - 3 -


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                     March  31, 2001      December 31, 2000
                                                    -----------------     -----------------
                                                       (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                              $         832,403     $         762,469
   Current Maturities of Long-Term Debt                       732,057               679,552
                                                    -----------------     -----------------
           Total Current Liabilities                        1,564,460             1,442,021

Long-Term Debt                                                 37,000                37,000

Due to Related Parties                                        910,000               850,000
                                                    -----------------     -----------------

           Total Liabilities                                2,511,460             2,329,021
                                                    -----------------     -----------------

Commitments and Contingencies

Stockholders' (Deficit)
   Common stock $.001 par value
      per share, 100,000,000 shares
      authorized; 20,878,948 shares issued
      and outstanding March 31, 2001
       20,728,948 shares issued and
      outstanding, December 31, 2000                           20,879                20,729

   Additional Paid-in Capital                               1,902,268             1,872,418
   Subscriptions Receivable                                   (31,721)              (67,500)
   Accumulated (Deficit)                                   (2,880,641)           (2,599,685)
                                                    -----------------     -----------------

           Total Stockholders' (Deficit)                     (989,215)             (774,038)
                                                    -----------------     -----------------

           Total Liabilities and
             Stockholders' (Deficit)                $       1,522,245     $       1,554,983
                                                    =================     =================



      See Accompanying Notes to Condensed Consolidated Financial Statements
                                      - 4 -


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended    Three Months Ended*
                                                     March 31, 2001        March 31, 2000
                                                   ------------------    ------------------
Revenues:
   Oil and Gas Sales                               $           23,625    $           16,370
   Other                                                       44,174                     0
   Gas Processing Sales                                       291,183                     0
                                                   ------------------    ------------------
           Total Revenue                                      358,982                16,370
                                                   ------------------    ------------------

Operating Expenses:
   Lease Operating                                             66,008                39,562
   Cost of Sales - Gas Processing                             242,819                     0
   Depreciation, Depletion and Amortization                    17,549                 6,202
   Interest                                                    28,078                 1,101
   General and Administrative                                 193,484               126,523
                                                   ------------------    ------------------
           Total Operating Expenses                           547,938               173,388
                                                   ------------------    ------------------
           Operating Loss                                    (188,956)             (157,018)
                                                   ------------------    ------------------

Non-Operating Expenses
   Company's Share of Equity Method
      In Investee's Losses                                     92,000                22,249
                                                   ------------------    ------------------
           Total Non-Operating Expenses                        92,000                22,249
                                                   ------------------    ------------------

   (Loss) Before Provision
     For Income Taxes                                        (280,956)             (179,267)
   Income Taxes                                                     0                     0
                                                   ------------------    ------------------

Net (Loss)                                         $         (280,956)   $         (179,267)
                                                   ------------------    ------------------

Net (Loss) Per Common Share-Basic                  $           (0.014)   $           (0.010)
                                                   ------------------    ------------------

Weighted Average Number of
   Common Shares Outstanding-Basic                         20,803,948            17,420,489
                                                   ==================    ==================

Net (Loss) Per Common Share
  Diluted                                          $           (0.013)   $           (0.009)
                                                   ------------------    ------------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                                 20,933,948            19,635,489
                                                   ==================    ==================


*The consolidated statement of operations for the three months ended March 31, 2000 has been restated to conform with the March 31, 2001 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements
                                      - 5 -


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      March 31, 2001       March 31, 2000
                                                      --------------       --------------

Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                         $     (280,956)      $     (179,267)
  Adjustments to Reconcile Net
   (Loss) to Net Cash Provided
    (Required) By Operating Activities:
Depreciation, Depletion
  And Amortization                                            17,549                6,202
Company's Share of Equity Method in
     Investee's Losses                                        92,000
  Officers' Salaries                                          60,000               60,000
  Changes in Accounts Receivable                              17,327               (6,551)
     Inventory                                                 3,397                    0
     Prepaid Expenses                                         25,728                2,613
     Other Assets                                             (1,132)                   0
     Accounts Payable and
       Accrued Expenses                                       69,934               10,320
     Current Maturities of
        Long-Term Debt                                       (22,495)              40,020
                                                      --------------       --------------
Net Cash (Required) by
  Operating Activities                                       (18,648)             (66,663)
                                                      --------------       --------------

Cash Flows From (Required) By
  Investing Activities (Acquisitions),
   of Oil and Gas Properties                                  (3,191)                   0
  Increase in Investments                                          0              (39,509)
                                                      --------------       --------------
Net Cash (Required) by
  Investing Activities                                        (3,191)             (39,509)
                                                      --------------       --------------

Cash Flows Provided by
  Financing Activities:
   Decrease in Stock Subscriptions
      Receivable                                              35,779               57,075
  Proceeds From Related Parties                                2,272                2,775
                                                      --------------       --------------
Net Cash Provided by Financing
 Activities                                                   38,051               59,850
                                                      --------------       --------------

Net Increase (Decrease) in Cash                               16,212              (46,322)

 Cash at Beginning of Period                                 312,509               51,065
                                                      --------------       --------------
 Cash at End of Period                                $      328,721       $        4,743
                                                      ==============       ==============


      See Accompanying Notes To Condensed Consolidated Financial Statements
                                      - 6 -

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                   (CONTINUED)


                                    Three Months Ended    Three Months Ended
                                      March 31, 2001        March 31, 2000*
                                    ------------------    ------------------

Supplemental Disclosure of
  Cash Flow Information:
     Interest Paid                  $           28,078    $              220
                                    ==================    ==================
     Income Taxes Paid              $                0    $                0
                                    ==================    ==================

Supplemental Disclosure of
  Non-Cash Transactions:
     Common Stock Issued
        For Investment              $           13,000                     0
                                    ==================    ==================






*The consolidated statements of cash flows for the three months ended March 31, 2000 have been restated to conform with the March 31, 2001 presentation.

      See Accompanying Notes To Condensed Consolidated Financial Statements
                                      - 7 -

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

          The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2000, is derived from the registrant's Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2000, included in the registrant's Form 10-KSB for the year ended December 31, 2000.

          Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2001. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - RESTATEMENT - CHANGE IN ACCOUNTING PRINCIPLE
------   --------------------------------------------

          On October 12, 1998 the Company (formerly known as C2 Technologies, Inc.), Tidelands Oil Corporation and Tidelands Gas Corporation (Tidelands Oil Corporation and Tidelands Gas Corporation and Tidelands Gas Corporation related through common ownership) entered into a purchase agreement "C2 Agreement." C2 Technologies, Inc., an inactive Nevada corporation, was listed on the U.S. Over-The-Counter Market and Trading Under the Symbol "CTTG". Pursuant to the terms of the C2 agreement, the Company issued 8,635,000 shares of its restricted common stock in exchange for all of the outstanding shares of Tidelands Oil Corporation and Tidelands Gas Corporation. As a result of this transaction, the former shareholders of Tidelands Oil Corporation and Tidelands Gas Corporation wound up owning a majority of the Company's voting equity. This transaction was originally accounted by the purchase method.

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

          For the Quarter Ended March 31, 2000:

          Net (Loss) as Previously Reported                          $ (225,982)
          Reversal of Amortization of Goodwill Expense                   46,715
                                                                     ----------
          Net (Loss) - Restated                                      $ (179,267)
                                                                     ==========

          Net (Loss) Per Common Share - Basic-
            As Previously Reported                                   $   (0.013)
          Reduction As A Result of Restatement                           (0.003)
                                                                     ----------
          Net (Loss) Per Common Share - Basic Restated               $    (0.10)
                                                                     ==========

          Net (Loss) Per Common Share - Diluted -
             As Previously Reported                                  $   (0.012)
          Reduction As a Result of Restatement                       $   (0.009)
                                                                     ----------
          Net (Loss) Per Common Share - Diluted - Restated           $   (0.003)
                                                                     ==========

                         TIDELANDS OIL & GAS CORPORATION

ITEM 3 - ACQUISITIONS
------   ------------

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

          Pursuant to the business combination agreement, the Company exchanged 250,000 shares of restricted common stock, valued at $250, for 5,000,000 issued and outstanding shares of OMNI. OMNI had $-0-revenues and $-0- assets. The Company accounted for this transaction by the purchase method. On May 11, 2000 OMNI merged into the Company. The Company was the surviving corporation and OMNI was the dissolved corporation.

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

          In accordance with Accounting Principle Board Opinion #16, the unaudited proforma condensed consolidated results of operations of the Company are as follows:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                          Quarter Ended March 31, 2000
                                   "Pro Forma"
                                   (Unaudited)

          Revenues                                       $          231,587

          Costs and Expenses                                        433,103
                                                         ------------------

          Net (Loss)                                     $         (201,516)
                                                         ==================

          Net (Loss) Per Common Share                    $           (0.010)
                                                         ------------------

          Weighted Average Shares Outstanding                    19,635,489
                                                         ==================

                           TIDELANDS OIL & GAS CORPORATION


NOTE 4 - OTHER
------   -----

          In January 2001 the Company acquired an additional 26.68 and 20.00 ownership percentage in GT-PLA J.V. 96 and 6-Halsell J.V. 96 joint ventures, respectively. The Company issued 150,000 shares of restricted common stock and signed a short-term promissory note for $75,000 valued by the Board of Directors at $105,000.

NOTE 5 - SUBSEQUENT EVENTS
------   -----------------

          In March 2001 the Company formed Reef International, Inc. (REEF), a limited liability corporation. Reef will be acquiring and construction pipelines to transport natural gas products from the Rio Bravo processing plant to Mexico. In April of 2001 the Company exchanged a 50% interest in Reef for financial assistance from Rainbow Investments, Inc. for the construction of this international pipeline and acquisition of connecting pipelines. Reef is currently in the permitting stage of operations.

          In May of 2001 the Company secured a three-year, $1,000,000, 8% interest-bearing line of credit. In consideration for this line of credit the Company issued 200,000 shares of restricted common stock.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation

         The Company's plan of operations has been refocused towards its gas processing plant and pipeline interest along with a new international pipeline crossing.

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

                           PART II- OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

         During the first quarter of 2001, the Company offered and sold the following securities pursuant to the Section 4(2) transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

         In January 22, 2001, the Company acquired an additional 26.68 and 20.00 percent ownership interest in GT-PLA J.V. 96 and 6-Halsell J.V. 96 joint ventures, respectively. The Company issued 150,000 shares of restricted common stock valued at $30,000 and signed a short term promissory note for $75,000 with the seller, J. Tannenbaum.


Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.


Item 5.           Other Information.

         On March 15, 2001, the Company formed Reef International Transmission & Storage, LLC. (Reef). On April 30, 2001, Reef's name was changed to Reef International, LLC. It was formed for the purpose of permitting, acquiring and constructing pipelines to transport natural gas products from the Rio Bravo processing plant to Mexico. In April 2001, the Company exchanged a 50% interest in Reef for financial assistance from Rainbow Investments, Inc. for the construction of this international pipeline and acquisition of connecting pipelines. Presently, Reef is in the permit application stage of this project.

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits

         (b) Reports on Form 8-K. No reports were filed during the quarter covered by this report.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2001

TIDELANDS OIL & GAS CORPORATION



 /s/ Michael Ward
-------------------------------
By: Michael Ward
Title: President


 /s/ Royis Ward
-------------------------------
By: Royis Ward
Title: Secretary/Treasurer

 /s/ Ahmmed Karim
-------------------------------
By: Ahmmed Karim
Title: Vice President