Form 10QSB
period 2001-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2001-08-14
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ending June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the transition period from ______ to ______

Commission file number       0-29613
                       -------------------


                         TIDELANDS OIL & GAS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                         66-0549380
-------------------------------             ------------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                       78410
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number,(   361     )     241       -          2244
                           -----------  -------------   ------------------------

                 9309 North Star Road, Corpus Christi, TX 78409
          -------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of July 13, 2001, the registrant had 23,608,948 shares of common stock, par value .001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
PART I - Financial Information

Item 1 - Financial Statements
              Condensed Consolidated Balance Sheets as of
               June 30, 2001 and December 31, 2000 ........................ 3-4

              Condensed Consolidated Statements of Operations
              For the Three Months Ended June 30, 2001 and 2000............   5

              Condensed Consolidated Statements of Operations
              For the Six Months Ended June 30, 2001 and 2000.............    6

              Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2001 and 2000...........    7-8

              Notes to Condensed Consolidated Financial Statements .....    9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation .....      13

PART II - Other Information

Item 1 - Legal Proceedings .............................................      14

Item 2 - Changes in Securities and Use of Proceeds    ..................   14-15

Item 3 - Defaults Upon Senior Securities................................      15

Item 4 - Submission of Matters to a Vote of Security Holdings...........      15

Item 5 - Other Information..............................................   15-16

Item 6 - Exhibits and Reports on Form 8K ...............................      16

Signature...............................................................      16

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                                     June 30,      December 31,
                                                         2001           2000
                                                    ------------   ------------
                                                    (Unaudited)
Current Assets:
   Cash                                             $    388,896   $    312,509
   Accounts Receivable                                   139,028        145,523
   Inventory                                              13,169         18,212
   Prepaid Expenses                                       51,405        102,772
                                                    ------------   ------------
           Total Current Assets                          592,498        579,016
                                                    ------------   ------------

Oil and Gas Properties (Net)                             665,084        900,683
                                                    ------------   ------------

Other Assets:
   Deposits and Organizational
     Costs, Net                                            1,847          1,594
   Investments                                            24,514         10,764
   Intangible Assets, Net                                304,811         56,712
   Due From Related Parties                                    0          6,214
                                                    ------------   ------------
           Total Other Assets                            331,172         75,284
                                                    ------------   ------------

                Total Assets                        $  1,588,754   $  1,554,983
                                                    ============   ============








      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                     June 30,      December 31,
                                                        2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                             $    827,316    $    762,469
   Current Maturities of Long-Term Debt                 675,779         679,552
                                                   ------------    ------------
           Total Current Liabilities                  1,503,095       1,442,021

Long-Term Debt                                           37,000          37,000

Due to Related Parties                                1,051,048         850,000
                                                   ------------    ------------

           Total Liabilities                          2,591,143       2,329,021
                                                   ------------    ------------

Commitments and Contingencies

Stockholders' (Deficit)
   Common stock $.001 par value
      per share, 100,000,000 shares
      authorized; 23,608,948 shares issued
      and outstanding June 30, 2001
       20,728,948 shares issued and
      outstanding, December 31, 2000                     23,609          20,729

   Additional Paid-in Capital                         2,359,338       1,872,418
   Subscriptions Receivable                             (64,921)        (67,500)
   Accumulated (Deficit)                             (3,320,415)     (2,599,685)
                                                   ------------    ------------

           Total Stockholders' (Deficit)             (1,002,389)       (774,038)
                                                   ------------    ------------

           Total Liabilities and
             Stockholders' (Deficit)               $  1,588,754    $  1,554,983
                                                   ============    ============




      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months    Three Months
                                                 Ended           Ended*
                                                June 30,        June 30,
                                                   2001            2000
                                              ------------    ------------
Revenues:
   Oil and Gas Sales                          $     31,215    $     20,731
   Other                                           (18,738)              0
   Gas Processing Sales                            329,663               0
                                              ------------    ------------
           Total Revenue                           342,140          20,731
                                              ------------    ------------

Operating Expenses:
   Lease Operating                                  79,584          53,518
   Cost of Sales - Gas Processing                  257,521               0
   Depreciation, Depletion and Amortization         16,825           6,202
   Interest                                         19,248           6,400
   General and Administrative                      376,999         137,851
                                              ------------    ------------
           Total Operating Expenses                750,177         203,971
                                              ------------    ------------
           Operating Loss                         (408,037)       (183,240)
                                              ------------    ------------

Non-Operating Expenses
  Litigation Settlement                                  0               0
  Company's Share of Equity Method
      In Investee's Losses                               0          24,331
  Loss on Disposal of Assets                        31,737               0
                                              ------------    ------------
           Total Non-Operating Expenses             31,737          24,331
                                              ------------    ------------

   (Loss) Before Provision
     For Income Taxes                             (439,774)       (207,571)
   Income Taxes                                          0               0
                                              ------------    ------------

Net (Loss)                                    $   (439,774)   $   (207,571)
                                              ------------    ------------

Net (Loss) Per Common Share-Basic             $     (0.020)   $     (0.012)
                                              ------------    ------------

Weighted Average Number of
   Common Shares Outstanding-Basic              22,243,948      17,650,489
                                              ============    ============

Net (Loss) Per Common Share
  Diluted                                     $     (0.020)   $     (0.011)
                                              ------------    ------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                      22,373,948      18,780,489
                                              ============    ============

*The consolidated statement of operations for the three months ended June 30, 2000 has been restated to conform with the June 30, 2001 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months      Six Months
                                                  Ended           Ended*
                                                March 31,       March 31,
                                                   2001            2000
                                              ------------    ------------
Revenues:
   Oil and Gas Sales                          $     54,840    $     37,101
   Other                                            25,436               0
   Gas Processing Sales                            620,846          37,101
                                              ------------    ------------
           Total Revenue                           701,122          37,101
                                              ------------    ------------

Operating Expenses:
   Lease Operating                                 145,592          93,080
   Cost of Sales - Gas Processing                  500,340               0
   Depreciation, Depletion and Amortization         34,374          12,404
   Interest                                         47,326           7,501
   General and Administrative                      570,483         264,374
                                              ------------    ------------
           Total Operating Expenses              1,298,115         377,359
                                              ------------    ------------
           Operating Loss                         (596,993)       (340,258)
                                              ------------    ------------

Non-Operating Expenses
    Litigation Settlement                           92,000               0
   Company's Share of Equity Method
      In Investee's Losses                               0          46,580
    Loss on Disposal of Assets                      31,737               0
                                              ------------    ------------
           Total Non-Operating Expenses            123,737          46,580
                                              ------------    ------------

   (Loss) Before Provision
     For Income Taxes                             (720,730)       (386,838)
   Income Taxes                                          0               0
                                              ------------    ------------

Net (Loss)                                    $   (720,730)   $   (386,838)
                                              ------------    ------------

Net (Loss) Per Common Share-Basic             $     (0.032)   $     (0.022)
                                              ------------    ------------

Weighted Average Number of
   Common Shares Outstanding-Basic              22,206,448      17,650,489
                                              ============    ============

Net (Loss) Per Common Share
  Diluted                                     $     (0.032)   $     (0.020)
                                              ------------    ------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                      22,298,948      19,605,439
                                              ============    ============

*The consolidated statement of operations for the six months ended June 30, 2000 has been restated to conform with the June 30, 2001 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months    Six Months
                                                        Ended         Ended*
                                                       June 30,      June 30,
                                                         2001          2000
                                                      ----------    ----------
Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                         $ (720,730)    $(386,838)
  Adjustments to Reconcile Net
   (Loss) to Net Cash Provided
    (Required) By Operating Activities:

Depreciation, Depletion
  And Amortization                                        34,374        12,404
   Loss on disposal of Oil & Gas Properties               53,255
   Issuance of Common Stock
     For Services Provided                               164,800             0
   Litigation Settlement                                  92,000             0
   Officers' Salaries                                    120,000       120,000
   Changes in
     Accounts Receivable                                   6,495          (954)
     Inventory                                             5,043             0
     Prepaid Expenses                                     51,367         5,752
     Other Assets                                           (382)         (750)
     Accounts Payable and
       Accrued Expenses                                   64,847         3,279
     Current Maturities of
        Long-Term Debt                                   (78,773)
                                                      ----------    ----------
Net Cash Provided (Required)
  By Operating Activities                               (207,704)     (247,107)
                                                      ----------    ----------

Cash Flows (Required) By
  Investing Activities
  (Increase) in Investments                                 (750)      (27,749)
  Acquisitions of Oil
     And Gas Properties                                        0        (5,000)
  Proceeds from Disposals of Oil
      And Gas Properties                                 150,000             0
                                                      ----------    ----------

Net Cash (Required) by
  Investing Activities                                   149,250       (32,749)
                                                      ----------    ----------



      See Accompanying Notes To Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                           Six Months      Six Months
                                             Ended           Ended*
                                            June 30,        June 30,
                                              2001            2000
                                           ----------      ----------


Cash Flows Provided by
  Financing Activities
     Proceeds from Issuance of
       Common Stock                        $   45,000      $        0
     Decrease Subscription Receivable           2,579          59,575
     Increase in Long-Term Debt                     0         179,520
     Proceeds from Related Parties             87,262          31,952
                                           ----------      ----------

Net Cash Provided by
  Financing Activities                        134,841         271,047
                                           ----------      ----------

Net Increase (Decrease) in Cash                76,387          (8,809)

Cash at Beginning of Period                   312,509          51,065
                                           ----------      ----------

 Cash at End of Period                     $  388,896      $   42,256
                                           ==========      ==========

Supplemental Disclosures of
  Cash Flow Information
     Cash Payments for Interest            $   47,376      $      617
                                           ==========      ==========

     Cash Payments for Income Taxes        $        0      $      500
                                           ==========      ==========



*The consolidated statements of cash flows for the six months ended June 30, 2000 have been restated to conform with the June 30, 2001 presentation.



            See Accompanying Notes to Condensed financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2000, is derived from the registrant's Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2001. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         For the Six Months Ended June 30, 2000:

         Net (Loss) as Previously Reported                          $  (480,268)
         Reversal of Amortization of Goodwill Expense                    93,430
                                                                    -----------
         Net (Loss) - Restated                                      $  (386,838)
                                                                    ===========
         Net (Loss) Per Common Share - Basic-
           As Previously Reported                                   $    (0.027)
         Reduction As A Result of Restatement                            (0.005)
                                                                    -----------
         Net (Loss) Per Common Share - Basic Restated               $    (0.022)
                                                                    ===========

         Net (Loss) Per Common Share - Diluted -
            As Previously Reported                                  $    (0.025)
         Reduction As a Result of Restatement                       $    (0.005)
                                                                    -----------
         Net (Loss) Per Common Share - Diluted - Restated           $    (0.020)
                                                                    ===========

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         In  accordance  with  Accounting   Principle  Board  Opinion  #16,  the
         unaudited proforma condensed consolidated results of operations of the Company are as follows:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                         Six Months Ended June 30, 2000
                                   "Pro Forma"
                                   (Unaudited)

         Revenues                                                  $    466,619

         Costs and Expenses                                             559,779
                                                                   ------------

         Net (Loss)                                                $    (93,160)
                                                                   ============

         Net (Loss) Per Common Share                               $     (0.005)
                                                                   ------------

         Weighted Average Shares Outstanding                         19,605,489
                                                                   ============

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - OTHER
------   -----

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

         See Item 2, Part I - Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation

         The Company has refocused its plan of operations towards our natural gas processing plant and pipeline network along with the permitting and preliminary construction of our new international pipeline crossing.

         The Company has conveyed its oil and gas wells and assigned its leases to The Exploration Company (TXCO), thereby avoiding the plugging liability imposed by the State of Texas. Management has not yet determined if the Company will continue further oil and gas producing operations.

         Rio Bravo Energy plans to increase the volume of gas shipped to the plant by acquiring additional gas for processing with increased shipments of gas products to end-user customers.

         Sonora Pipeline, LLC. is currently evaluating several pipeline systems for possible purchase. These systems, if acquired, would change the pipeline network as it presently exists.

         Reef International, LLC was formed to obtain permits and construct an international pipeline crossing between Texas and Mexico. The pipeline will transport natural gas to Piedra Negras, Mexico for distribution by CONAGAS (Cianacional DE Gas, S.A. DE C.V.). Reef will also transport propane and butane products into Mexico storage facilities with this pipeline. Reef is in the final permitting stage of this project.

         The Company forecasts, for the next twelve months, its net cash requirements to be approximately $600,000. This net cash flow requirement consists primarily of the Company's short-term repayments. Current and expected increased production from its operations should provide the Company with sufficient revenues to cover its expenses.

         On May 1, 2001, the Company secured a three year 10% $1,000,000 Line of Credit to meet its future cash flow requirements. The Company agreed to issue 200,000 shares of restricted common stock as consideration for providing the Line of Credit.

         The Company is seeking additional financial partners for expansion of its pipeline and natural gas processing businesses.

         It is anticipated that significant revenues from Reef International, LLC will begin in the third quarter of 2002.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         Tidelands Oil & Gas Corporation vs. Swartz Private Equity, LLC was filed in U.S. District Court for the Southern District of Texas, Corpus Christi Division, Case Number C-01-260 on June 11, 2001. The case alleges that the contracts executed by both parties are unenforceable. Tidelands had filed a Registration Statement on Form SB-2 Securities and Exchange Commission in connection with the Swartz contracts. Tidelands was unable to complete the filed Registration because of problems with the Swartz investment agreement. The complaint alleges that it was impossible for Tidelands to place a put for shares and funds with Swartz. It is Tideland's counsels' opinion that the entire transaction was illusory and without any consideration paid by Swartz thus making the contracts unenforceable. Tidelands seeks cancellation of all warrants and contracts between Tidelands and Swartz. Tidelands seeks breach of contract and compensatory damages in the amount of $20,000,000 Dollars.

         Swartz Private Equity, LLC vs. Tidelands Oil & Gas Corporation was filed in the Superior Court Of Fulton County State Of Georgia, Case Number 2001CV39166 on June 18, 2001.

         The case alleges that the contracts between Swartz and Tidelands are still in effect and all covenants should be enforceable. In addition Swartz seeks damage for breach of contract, defamation, interference with business relationships and additional shares to be issued on an anti-dilution clause in the contracts. Swartz seeks unspecified monetary damages and, or stock.


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During the quarterly period ending June 30,2001, the Company issued restricted common stock, for the private transactions set forth below, in reliance on section 4(2) of the Securities Act of 1933 as amended.

         The Company issued 360,000 shares of restricted common stock to a consultant for a consideration of $18,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 540,000 shares of restricted common stock to a employee for a consideration of $27,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 200,000 shares of restricted common stock for providing a $1,000,000 line of credit, valued and recorded at $32,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 80,000 shares of restricted common stock for consulting services rendered valued and recorded at $ 12,800. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 250,000 shares of restricted common stock for legal services, valued and recorded at $ 20,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 250,000 shares of restricted common stock for consulting services, valued and recorded at $ 20,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         The Company issued 250,000 shares of restricted common stock for consulting services, valued and recorded at $ 20,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

         All of the above-described common stock issued in these private transactions is deemed restricted securities.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.


Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         (b) Reports on Form 8-K. No reports were filed during the quarter covered by this report.


                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2001

TIDELANDS OIL & GAS CORPORATION


  /s/ Michael Ward
------------------
By: Michael Ward
Title: President

  /s/ Royis Ward
----------------
By: Royis Ward
Title: Secretary/Treasurer

  /s/ Ahmmed Karim
------------------
By: Ahmmed Karim
Title: Vice President