Form 10QSB
period 2001-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2001-11-13
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2001


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

               Commission file number          0-29613
                                      ---------------------------


                         TIDELANDS OIL & GAS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                       66-0549380
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                        78410
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number,(   361     )     241       -          2244
                           -----------  -------------   -----------------------

                 9309 North Star Road, Corpus Christi, TX 78409
  ---------------------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No
          ---    ---

        State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 30, 2001, the registrant had 23,608,948 shares of common stock, par value .001 outstanding. 22,716,091

        Transitional Small Business Disclosure Format
        (Check One)
        Yes     No
           ---    ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2001 and December 31, 2000 ........................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2001 and 2000 ..........     5

         Condensed Consolidated Statements of Operations
         For the Nine Months Ended September 30, 2001 and 2000 ...........     6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2001 and 2000 ...........   7-8

         Notes to Condensed Consolidated Financial Statements ............  9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation .......    13

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    14

Item 2 - Changes in Securities and Use of Proceeds .......................    14

Item 3 - Defaults Upon Senior Securities .................................    14

Item 4 - Submission of Matters to a Vote of Security Holdings ............    14

Item 5 - Other Information ...............................................    14

Item 6 - Exhibits and Reports on Form 8K .................................    14

Signature.................................................................    15

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
                                            (Unaudited)
Current Assets:
   Cash                                     $     282,043        $     312,509
   Accounts Receivable                             98,307              145,523
   Inventory                                       10,010               18,212
   Prepaid Expenses                                25,764              102,772
                                            -------------        -------------
           Total Current Assets                   416,124              579,016
                                            -------------        -------------

Oil and Gas Properties (Net)                      664,624              900,683
                                            -------------        -------------

Other Assets:
   Deposits and Organizational
     Costs, (Net)                                   1,696                1,594
   Investments                                     23,764               10,764
   Intangible Assets, Net                         303,861               56,712
   Pre-Construction Costs                         117,875                    0
   Due From Related Parties                             0                6,214
                                            -------------        -------------
           Total Other Assets                     447,196               75,284
                                            -------------        -------------

                Total Assets                $   1,527,944        $   1,554,983
                                            =============        =============











      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDER'S (DEFICIT)
                     ---------------------------------------


                                                September 30, 2001    December 31, 2000
                                                ------------------    -----------------
                                                    (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                             $     791,901        $     762,469
   Current Maturities of Long-Term Debt                  616,826              679,552
                                                   -------------        -------------
           Total Current Liabilities                   1,408,727            1,442,021

Long-Term Debt                                            37,000               37,000

Due to Related Parties                                 1,324,760              850,000
                                                   -------------        -------------

           Total Liabilities                           2,770,487            2,329,021
                                                   -------------        -------------

Commitments and Contingencies

Stockholders' (Deficit)
   Common stock $.001 par value
      per share, 100,000,000 shares
      authorized; 22,716,091 shares issued
      and outstanding September 30, 2001
      20,728,948 shares issued and
      outstanding, December 31, 2000                      22,717               20,729

   Additional Paid-in Capital                          2,359,338            1,872,418
   Subscriptions Receivable                              (25,587)             (67,500)
   Accumulated (Deficit)                              (3,599,011)          (2,599,685)
                                                   -------------        -------------

           Total Stockholders' (Deficit)              (1,242,543)            (774,038)
                                                   -------------        -------------

           Total Liabilities and
             Stockholders' (Deficit)               $   1,527,944        $   1,554,983
                                                   =============        =============





      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended    Three Months Ended*
                                              September 30, 2001    September 30, 2000
                                              ------------------    ------------------
Revenues:
   Oil and Gas Sales                             $           0         $           0
   Other                                                18,131                     0
   Gas Processing Sales                                265,357                62,487
                                                 -------------         -------------
           Total Revenue                               283,488                62,487
                                                 -------------         -------------

Operating Expenses:
   Lease Operating                                           0                89,983
   Cost of Sales - Gas Processing                      229,615                     0
   Depreciation, Depletion and Amortization             17,955                 6,887
   Interest                                             18,517                 2,060
   General and Administrative                          293,997               144,774
                                                 -------------         -------------
           Total Operating Expenses                    560,084               243,704
                                                 -------------         -------------
           Operating (Loss)                           (276,596)             (181,217)
                                                 -------------         -------------

Non-Operating Income (Expenses)
  Litigation Settlement                                      0                     0
  Company's Share of Equity Method
      In Investee's Losses                                   0                16,184
  Loss on Disposal of Assets                            (2,000)              (27,809)
                                                 -------------         -------------
           Total Non-Operating
                Income (Expenses)                       (2,000)              (11,625)
                                                 -------------         -------------

   (Loss) Before Provision
     For Income Taxes                                 (278,596)             (192,842)
   Income Taxes                                              0                     0
                                                 -------------         -------------

Net (Loss)                                       $    (278,596)        $    (192,842)
                                                 -------------         -------------

Net (Loss) Per Common Share-Basic                $      (0.012)        $      (0.011)
                                                 -------------         -------------

Weighted Average Number of
   Common Shares Outstanding-Basic                  23,162,520            17,930,489
                                                 =============         =============
Net (Loss) Per Common Share
   Diluted                                       $      (0.012)        $      (0.010)
                                                 -------------         -------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                          23,292,520            19,630,489
                                                 =============         =============


*The consolidated statement of operations for the three months ended September 30, 2000 has been restated to conform with the September 30, 2001 presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Nine Months Ended     Nine Months Ended*
                                              September 30, 2001    September 30, 2000
                                              ------------------    ------------------
Revenues:
   Oil and Gas Sales                             $      54,840         $      99,588
   Other                                                74,768                     0
Gas Processing Sales                                   855,002                     0
                                                 -------------         -------------
           Total Revenue                               984,610                99,588
                                                 -------------         -------------

Operating Expenses:
   Lease Operating                                     145,592               183,063
   Cost of Sales - Gas Processing                      729,955                     0
   Depreciation, Depletion and Amortization             52,329                19,291
   Interest                                             65,843                 9,561
   General and Administrative                          864,480               409,148
                                                 -------------         -------------
           Total Operating Expenses                  1,858,199               621,063
                                                 -------------         -------------
           Operating Loss                             (873,589)             (521,475)
                                                 -------------         -------------

Non-Operating Expenses
    Litigation Settlement                               92,000                     0
   Company's Share of Equity Method
      In Investee's Losses                                   0                30,396
    Loss on Disposal of Assets                          33,737                27,809
                                                 -------------         -------------
           Total Non-Operating Expenses                125,737                58,205
                                                 -------------         -------------

   (Loss) Before Provision
     For Income Taxes                                 (999,326)             (579,680)
   Income Taxes                                              0                     0
                                                 -------------         -------------

Net (Loss)                                       $    (999,326)        $    (579,680
                                                 -------------         -------------

Net (Loss) Per Common Share-Basic                $      (0.046)        $      (0.041)
                                                 -------------         -------------

Weighted Average Number of
   Common Shares Outstanding-Basic                  21,722,520            17,700,489
                                                 =============         =============

Net (Loss) Per Common Share
   Diluted                                       $      (0.046)        $      (0.037)
                                                 -------------         -------------

Weighted Average Number of
   Common Shares Outstanding-
   Diluted                                          21,852,520            19,655,489
                                                 =============         =============


*The consolidated statement of operations for the nine months ended September 30, 2000 has been restated to conform with the September 30, 2001 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                             Nine Months Ended     Nine Months Ended
                                             September 30, 2001    September 30, 2000
                                             ------------------    ------------------
Cash Flows Provided (Required)
  By Operating Activities:
   Net (Loss)                                  $    (999,326)        $    (579,680)
  Adjustments to Reconcile Net
   (Loss) to Net Cash Provided
   (Required) By Operating Activities:

Depreciation, Depletion
  And Amortization                                    52,329                19,291
  Loss on disposal of Oil & Gas Properties            56,450                     0
  Issuance of Common Stock
     For Services Provided                           164,800               143,600
   Litigation Settlement                              17,000                     0
   Officers' Salaries                                180,000               180,000
   Changes in
     Accounts Receivable                              47,216                   878
     Inventory                                         8,202                     0
     Prepaid Expenses                                 77,008                 8,757
     Other Assets                                       (283)                 (750)
     Accounts Payable and
       Accrued Expenses                               29,432                72,371
     (Decrease) in Drilling Advances                       0               (25,967)
     Current Maturities of
       Long-Term Debt                               (137,726)                    0
                                               -------------         -------------
Net Cash Provided (Required)
  Operating Activities                              (504,898)             (181,500)
                                               -------------         -------------

Cash Flows Provided (Required) By
  Investing Activities
  (Increase) in Investments                                0               (43,933)
  Acquisitions of Oil
     And Gas Properties                             (137,563)                    0
  Proceeds from Disposals of Oil
     And Gas Properties                              150,000                 1,172
                                               -------------         -------------

Net Cash Provided (Required) by
  Investing Activities                                12,437               (42,761)
                                               -------------         -------------





      See Accompanying Notes To Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Nine Months Ended     Nine Months Ended
                                           September 30, 2001    September 30, 2000*
                                           ------------------    ------------------

Cash Flows Provided by
  Financing Activities
     Proceeds from Issuance of
       Common Stock                           $      44,108         $           0
     Decrease In Subscription Receivable             41,913                71,575
     Increase in Long-Term Debt                      75,000               227,925
     Proceeds from Related Parties                  300,974                57,281
                                              -------------         -------------

Net Cash Provided by
  Financing Activities                              461,995               356,781
                                              -------------         -------------

Net Increase (Decrease) in Cash                     (30,466)              132,520

Cash at Beginning of Period                         312,509                51,065
                                              -------------         -------------

Cash at End of Period                         $     282,043         $     183,585
                                              =============         =============

Supplemental Disclosures of
  Cash Flow Information
     Cash Payments for Interest               $      64,178         $       1,064
                                              =============         =============

     Cash Payments for Income Taxes           $           0         $         500
                                              =============         =============

     Non-Cash Transactions:
       Common Stock Issued For
         Additional Investment In
           Joint-Venture                      $      13,000         $           0
                                              =============         =============

     Common Stock Issued For
       Engineering Studies For Possible
         Future Joint Venture                 $     250,000         $           0
                                              =============         =============

     Common Stock Issued In
       Payment of Accrued
       Expenses and Accounts Payable          $           0         $     143,600
                                              =============         =============

     Common Stock Issued For
       An Acquisition                         $           0         $       5,970
                                              =============         =============


*The consolidated statements of cash flows for the nine months ended September 30, 2000 have been restated to conform with the September 30, 2001 presentation.

            See Accompanying Notes to Condensed financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

          The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2000, is derived from the registrant's Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

          Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2001. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          For the Nine Months Ended September 30, 2000:

          Net (Loss) as Previously Reported                      $     (719,825)
          Reversal of Amortization of Goodwill Expense                  140,145
                                                                 --------------
          Net (Loss) - Restated                                  $     (579,680)
                                                                 ==============
          Net (Loss) Per Common Share - Basic-
            As Previously Reported                               $       (0.041)
          Reduction As A Result of Restatement                           (0.008)
                                                                 --------------
          Net (Loss) Per Common Share - Basic Restated           $       (0.033)
                                                                 ==============

          Net (Loss) Per Common Share - Diluted -
             As Previously Reported                              $       (0.037)
          Reduction As a Result of Restatement                   $       (0.007)
                                                                 --------------
          Net (Loss) Per Common Share - Diluted - Restated       $       (0.030)
                                                                 ==============

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

          In accordance with Accounting Principle Board Opinion #16, the unaudited proforma condensed consolidated results of operations of the Company are as follows:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                      Nine Months Ended September 30, 2000
                                   "Pro Forma"
                                   (Unaudited)

          Revenues                                          $       808,766

          Costs and Expenses                                        869,557
                                                            ---------------

          Net (Loss)                                        $       (60,791)
                                                            ===============

          Net (Loss) Per Common Share                       $        (0.003)
                                                            ---------------

          Weighted Average Shares Outstanding                    19,655,489
                                                            ===============

                           TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - OTHER
------   -----

          In March 2001 the Company formed Reef International, Inc. (REEF), a limited liability corporation. REEF will be acquiring and constructing pipelines to transport natural gas products from the Rio Bravo processing plant to Mexico. In April of 2001 the Company exchanged a 50% interest in Reef for financial assistance from Rainbow Investments, Inc. for the construction of this international pipeline and acquisition of connecting pipelines. REEF is currently in the permitting stage of operations. On September 18, 2001 the Company reacquired the 50% interest in REEF from Rainbow Investments, Inc. for the assumption of liabilities of REEF at the time of acquisition.

          In September, 2001, the Company received agreement to cancel 892,857 shares of previously issued and outstanding restricted common stock. The previously issued restricted common stock was part of an issuance of 1,785,714 shares for financial consulting services.

          In May of 2001 the Company secured a three-year, $1,000,000, 8% interest-bearing line of credit. In consideration for this line of credit the Company issued 200,000 shares of restricted common stock.

          See Item 2, Part I - Financial Information

Item 2.         Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation

         The Company has refocused its plan of operations toward our natural gas processing plant and pipeline network along with the permitting and preliminary construction of our new international pipeline crossing.

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

         Not Applicable


Item 3.         Defaults Upon Senior Securities.

         None.

Item 4.         Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.         Other Information.

         None.

Item 6.         Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         (b) Reports on Form 8-K. No reports were filed during the quarter covered by this report.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2001

TIDELANDS OIL & GAS CORPORATION




/s/ Michael Ward
-------------------------------
By: Michael Ward
Title: President



/s/ Royis Ward
-------------------------------
By: Royis Ward
Title: Secretary/Treasurer



/s/ Ahmmed Karim
-------------------------------
By: Ahmmed Karim
Title: Vice President