Form 10KSB
period 2001-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2002-04-01
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $1,059,028 for the year ended December 31, 2001.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2001, there were 24,154,900 shares of the issuer's common stock outstanding. The aggregate market value of the 18,175,650 shares of the issuer's voting stock held by non-affiliates was $21,265,510 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2001, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB
                                December 31, 2001

                                                                            Page

PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  4
ITEM 3.  Legal Proceedings...................................................  4
ITEM 4.  Submission of Matters to vote of Security Holders...................  5

PART II......................................................................  5

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  5
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  6
ITEM 7.  Financial Statements................................................  9
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................  9

PART III.....................................................................  9

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  9
ITEM 10. Executive Compensation.............................................. 11
ITEM 11. Security Ownership of Certain Beneficial Owners and Management...... 11
ITEM 12. Certain Relationships and Related Transactions...................... 12

PART IV...................................................................... 12

ITEM 13.  Exhibits and Reports on Form 8-K................................... 12
SIGNATURES................................................................... 13
EXHIBIT INDEX................................................................ 14

                                     PART I

ITEM 1.  Business.

Business Overview

         Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has five subsidiaries named Tidelands Oil Corporation (TOC) and Tidelands Gas Corporation (TGC), Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Reef International, LLC.

         The Company's plan of operations has been refocused towards our gas processing plant and pipeline interest along with a new international pipeline crossing.

         Tidelands Oil Corporation was formed in May 1985. Since inception and through the second quarter of 2001, Tidelands Oil Corporation had devoted all of its efforts to acquiring control of leases which comprised a portion of the Sacatosa Field in Maverick County, Texas. The Company discontinued all of its activities related to oil and gas producing properties during 2001. Management proceeded to dispose all Company interests in its oil and gas properties, terminated all leases, disbanded all joint ventures and settled related claims and disputes.

         Tidelands Gas Corporation was formed on August 29, 1996. Tidelands Gas Corporation was formed primarily for the purpose of acquiring the Delhi Pipeline System for use as a gas transportation outlet for the shallow gas reserves underlying Tideland's leases.

         Tidelands  Gas  Corporation   organized  two  Texas  Limited  Liability
companies, Rio Bravo Energy, LLC and Sonora Pipeline, LLC.

         Rio Bravo Energy, LLC was formed on August 10, 1998. It was formed primarily to operate the Chittim Gas Processing Plant. Rio Bravo Energy, LLC. purchased the Chittim gas processing plant from Conoco, Inc. This plant was purchased by Rio Bravo in 1999 and processes natural gas from Conoco Oil's Sacatosa Field which consists of approximately 3000 wells. It also processes natural gas from Merit Energy's Pena Creek Field which consists of approximately 300 wells. The gas plant has the capability to fractionate the natural gas into commercial grade propane and butane.

         Sonora Pipeline, LLC was formed in January 1998. It was formed primarily to operate the Sonora pipeline network which delivers natural gas to the Rio Bravo Chittim Gas Processing Plant. Sonora's pipeline network consists of approximately 80 miles of gas pipeline.

         Sonora will transport gas produced from various gas suppliers. Rio Bravo will operate the gas plant. It will process the natural gas into gas products such as natural gasoline, propane, butane. Rio Bravo will also market the gas products.

         Sonora Pipeline and Rio Bravo transport and process gas for suppliers such as Merit Energy, Conoco, and Cuantro Petroluem, Inc. The maximum operating capacity of gas plant is 10 million cubic feet of gas per day. The Sonoro pipeline capacity is greater than the gas processing plant's present capacity.

         Rio Bravo intends to ship all propane and butane products to Mexico and to sell natural gasolines to domestic customers.

         The Texas Railroad Commission regulates all aspects of the production, transportation and processing of petroleum products.

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

Competition

         Tidelands will compete for gas suppliers and petroleum product purchasers. This competition will be against companies with greater financial and other resources. Competitive factors will include price, contract terms and quality of service, including pipeline connection times and distribution efficiencies and financial resources. The Company will face competition from other producers and suppliers, including competition from other local and world wide energy suppliers.

Employees

The Company has seven employees,  including the Company  officers,  two clerical
and  accounting  personnel,   three  field  personnel  and  two  contract  plant
operators.


ITEM 2.  Properties

         Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick, County, Texas.

         Sonora Pipeline, LLC owns the Sonora Pipeline network consisting of approximately 80 miles of pipeline.

         The Company leases its executive office on a month-to-month basis paying $1,350 monthly. Its field office is leased at $400 monthly. The field office lease expires October 1, 2002.


ITEM 3.  Legal Proceedings

         In June 2001, the Company commenced an action in the United States District Court for the Southern District of Texas against Swartz Private Equity, LLC ("Swartz"). Shortly thereafter, Swartz commenced an action in the Superior Court of Fulton County, Georgia which was removed to the United States District Court for the Northern District of Georgia. The Texas action has been transferred to the Northern District of Georgia and both actions are being dealt with jointly for discovery purposes.

         The Company seeks declaratory and rescissionary relief seeking to have the Court declare that the agreements between the Company and Swartz are void and unenforceable and rescission in amounts to be established at trial which it alleges to be $20,000,000.

         The Swartz action seeks to enforce the agreements signed by the parties and the issuance of 1,157,150 shares of common stock, payment of a claimed termination fee in the amount of $200,000 and damages for the alleged failure of the Company to issue the shares claimed by Swartz including damages arising from any market fluctuations. Alternatively, Swartz's complaint seeks a direction to the Company to specifically perform the agreements.

         In addition, Swartz's complaint seeks damages in an unspecified amount for claimed defamation concerning Swartz.

         Further, Swartz's complaint seeks damages in an unspecified amount for claimed "international interference with contractual relations and intentional interference with business relations". The Swartz complaint also seeks punitive damages.

         The above two actions are in the discovery stages. At this preliminary stage, no evaluation of the outcome of the litigations can be made. Management is responding to these litigations by vigorously pressing its position and contesting those taken by Swartz. Settlement discussions have been opened between the parties but have not resulted in any offer being made by either side which is seriously considered by the other.


ITEM 4.   Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2000 and 2001. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. Table1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Historical Data Service.

Table 1.

Bid Information

Fiscal Quarter Ended                High                      Low

December 31, 2001                   1.48                      0.82
September 30, 2001                  1.80                      0.75
June 30, 2001                       1.25                      0.32
March 31, 2001                      0.50                      0.15
December 31, 2000                   0.41                      0.31
September 30, 2000                  0.47                      0.25
June 30, 2000                       0.75                      0.40
March 31, 2000                      1.81                      0.53



         The Company has 72 active shareholders of its common stock as of December 31, 2001 holding 24,154,900 common shares.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock. During the year ended December 31, 2001, no cash or stock dividends have been declared or paid and none are expected to be paid in the foreseeable future.

         We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

         During the period October 1 through December 31, 2001, we sold the following securities in exempt transactions not requiring registrations:

On November 26, 2001, the Company issued Milo Resources 150,000 shares of restricted common stock for financial consulting services at a value of $67,800.

On November 26, 2001, the Company issued Marvin Cooper 100,000 shares of restricted common stock for financial consulting services at a value of $45,200.

On November 26, 2001, the Company issued Shelly Klein 50,000 shares of restricted common stock for financial consulting services at a value of $22,600.

On November 26, 2001, the Company issued Stanley Merdinger 300,000 shares of restricted common stock for financial consulting services at a value of $135,600.

On November 26, 2001, the Company issued Robert Tucker 25,000 shares of restricted common stock for public relations services at a value of $11,300.

On December 31, 2001, the Company authorized for issuance to Guernsey J.V. Partners 563,809 shares of restricted common stock to settle a contract dispute at a value of $259,352.

On December 31, 2001, the Company authorized for issuance to Stanley Merdinger 250,000 shares of restricted common stock at a value of $118,000 as a additional consideration for a $250,000 loan.

         All of the above described common stock issued in these private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, and are deemed restricted securities.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the years 2000 and 2001 are based on our fiscal year that ends on December 31.

         The Company has discontinued its oil and gas well producing operations during 2000 and 2001. We have reclassified 2000 and 2001 operating results as discontinued operations where applicable.

OVERVIEW:

         The Company completely refocused its plan of operations from oil and gas production to natural gas processing and pipeline transportation and the development of an international pipeline crossing to Mexico.

         In recent months, the Company has begun to increase the volume of natural gas processed by contracting with gas producers in the area of our pipeline network. Efforts are continuing to contract additional natural gas for processing. The additional gas will allow us to increase shipments of natural gas products to end-user customers.

         The Company is currently evaluating several pipeline systems for possible acquisition. We have executed an acquisition agreement to purchase a pipeline system that would add two hundred-twenty five (225) miles of large diameter pipe to our pipeline network. We will add all natural gas gathered in this pipeline system to the natural gas processed by our processing facility.

         We established an additional affiliate to obtain the necessary permits for and to construct our proposed international pipeline crossing to Mexico. The permitting process for the state of Texas has been completed with approval granted. Federal approvals needed are awaiting execution by the appropriate federal officials after completing the review process.

         The international pipeline crossing will consist of a twelve (12) inch natural gas line and six (6) inch propane/butane line between Texas and Mexico. The natural gas pipeline will transport natural gas to Piedras Negras, Mexico for distribution by a qualified existing Mexican Company. The propane/butane line will allow the Company to transport propane and butane products into storage facilities in Mexico. The Company is actively exploring other similar opportunities to provide natural gas and it's by-products to Mexico for distribution by Mexican organizations.

RESULTS OF OPERATIONS

         REVENUES: The Company reported revenues of $1,059,023 from continuing operations for the year ended December 31, 2001 as compared with revenues from continuing operations of $94,400 for the year ended December 31, 2000. If the Company's natural gas processing plant and pipeline were 100% owned for the entire year of 2000 instead of only December 2000, comparable revenues would be $1,153,109.

         TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $370,484 for 2000 to $2,781,334 for 2001. The increase of $2,410,250 includes $835,992 of cost of sales due to gas processing plant and pipeline activities for 12 months during 2001, and only December in 2000, and costs associated with establishing further domestic and international gas processing and pipeline operations. If the natural gas processing plant and pipeline were 100% owned for the entire year of 2000 instead of only December 2000, total costs and expenses would be $1,377,014.

         COST OF SALES: The cost of sales (purchases) from continuing operations increased from $71,833 for 2000 to $907,825 for 2001. The increase of $835,992 is primarily related to the ownership period of the gas processing plant and pipeline being the full year of 2000. If the natural gas processing plant and pipeline were 100% owned for the full year of 2000, total cost of sales would be $1,027,806.

         SELLING GENERAL AND ADMINSTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $286,651 for 2000 to $1,737,555 for 2001. The increase of $1,450,904 in 2001 is primarily due to salaries, legal fees, consulting fees and other costs associated with the establishment of an international crossing to Mexico and related transactions and interest and financing costs of borrowings connected with a secured loan obtained in December 2000 to acquire the 50% ownership of the natural gas processing plant and pipeline entity owned by others.

         INCOME TAX: The pre-tax loss for the 2001 was ($2,606,265) compared to ($954,557) for 2000, an increase of $1,651,708.

         ESTABLISHMENT OF NEW SUBSIDIARIES: We established two new subsidiaries during 2001; Reef International LLC, a Texas LLC, was organized for the purpose of obtaining the necessary permits and to construct our proposed international pipeline crossing to Mexico; and Reef Marketing LLC, a Texas LLC, organized to conduct the business operations of the pipelines with Mexican distributors purchasing our natural gas products.

         Initially the Company owned a 47.5% interest of Reef International LLC which interest was increased later to 100% when the interests owned by our industry partner and another small interest owner were acquired by Reef International LLC.

         LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during 2001 totaled $199,710 as compared to $653,909 during 2000.

         Total debt increased from $2,329,021 at December 31, 2000 to $3,840,674 at December 31, 2001 of which $1,090,000 was unpaid officer's salaries and $444,105 was loans from officers. Total debt as of December 31, 2001 and December 31, 2000 expressed as a percentage of the sum of total debt and shareholder's equity was 231.6% and 149.8% respectively.

         Net loss for the year ended December 31, 2001 was ($2,606,265) an increase of 273.0% from the net loss of ($954,557) for the year ended December 31, 2000. Diluted net loss per common share increased 252.2% to ($0.116) for the year ended December 31, 2001 compared to ($0.046) for the year ended December 31, 2000. The net loss per share calculation for the year December 31, 2001 included an increase in actual and equivalent shares outstanding.

         We currently do not have the liquidity or capital resources to fund our operations without raising capital either from additional borrowing and, or, from the sale of additional shares of stock. The Company is currently negotiating a funding of $10,000,000 subject to the receipt of the approved and executed Federal permits for the planned international crossing to Mexico.

FORWARD-LOOKING STATEMENTS:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 7.  Financial Statements

                          Index to Financial Statements


INDEPENDENT AUDITOR'S REPORT ...........................................      17

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet .........................................     18
     Statements of  Consolidated Stockholders' (Deficit).................     19
     Statements of Consolidated Operations ..............................     20
     Statements of Consolidated Cash Flows ..............................  21-22
     Notes to Consolidated Financial Statements .........................  23-34



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

Name               Age        Position or officer               Appointment Date
--------------------------------------------------------------------------------

Michael Ward        46        Director, President               October 21, 1998
Royis Ward          68        Director, Secretary/Treasurer     October 21, 1998
Ahmmed Karim        30        Director, Vice President          October 21, 1998
Allen Alderson      52        Director                          November25, 1998

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

         Ahmmed Karim Vice President and director of the Company. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995 his business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

         Mr. Allen Alderson a member of the Company's board of directors. He was previously President of Falco Energy Services, L.L.C. (FES), a natural gas marketing and transportation company formed in 1995 with its headquarters located in Shreveport, Louisiana. Falco Energy Services is engaged in the marketing, transportation and processing of natural gas with emphasis on the development and operation of natural gas pipeline systems.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows: Royis Ward failed to file 6 Forms 4, Statement of Changes in Beneficial Ownership of Securities, relating to various stock sale transactions during 2001. Three Officers and Directors filed the Form 3, Initial Report of Beneficial Ownership after the due date for such Form. All Officers and Directors filed the Form 5, Annual Statement of Changes in Beneficial Ownership for the fiscal year ended December 31, 2001, after the due date for such Form.

ITEM 10.  Executive Compensation

         The following sets forth the compensation of the officers of the Company in the year ended December 31, 2001.

Executive Officer Compensation

         The Company has three executive officers, Michael Ward, Royis Ward and Ahmmed Karim. Michael Ward's annual salary is $120,000. Royis Ward's annual salary is $120,000. The company has not paid any of these salaries to date and the amounts due are accruing.

Director Compensation

The company paid Mr. Allen Alderson, as a consultant, compensating him $36,000 for the year ending December 31, 2001.

On April 11, 2001, the board of directors authorized the payment of $5,000 per month to Ahmmed Karim, a director for his services. For the year ended December 31, 2001, we compencated him $45,000 for these services. There are no other formal or informal understandings or arrangements relating to compensation.



ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2000, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 24,154,900 shares issued and outstanding as of December 31, 2001.

Title of Class   Name and Address         Amount and Nature     Percent of Class

Common           Michael Ward             3,513,125             14.54%
                 9309 North Star
                 Corpus Christi, TX

Common           Royis Ward               2,298,625              9.52%
                 5902 Fenway
                 Corpus Christi, TX

Common           Allen Alderson             165,000              0.68%
                 6857 N. Lakeshore Dr.
                 Shreveport, LA 71107

Common           Ahmmed Karim                 2,500              0.0001%
                 1532 Woods Dr.
                 N. Vancouver, B.C.
                 Canada V7R 1A9

Directors as a group owned 24.75% of the Company's issued and outstanding stock.


ITEM 12. Certain Relationships and Related Transactions


         The Company granted common stock options on November 11, 1999 to directors Allen Alderson and Danny Vines. Danny Vines a former Company Director resigned earlier this year. The options are exercisable in three 50,000 share blocks each at an exercise price of 45 cents per share. Mr. Alderson exercised all of his options. Mr. Vines exercised 100,000 share options and remaining 50,000 share options expired January 2002.

         The Board of Director of the Company previously approved the accrual of officer salaries totaling $1,090,000 for services rendered by Michael Ward and Royis Ward during 2001 and previous years. These salaries remain unpaid.

         As of December 31, 2001, the cumulative  non-interest  bearing advances
due  to  Michael  and  Royis  Ward  from  the  Company  and  its  wholly   owned
subsidiaries, totaled $ 444,105.

         In June 2000, the Company engaged Allen Alderson, a Company director, to perform consulting services in connection with a $3,000 monthly consulting agreement. For the year ending December 31, 2001, the Company paid $36,000 for these services.


                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.


         1. No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.

(b)      Exhibits

         *3.1     Articles of Incorporation of Tidelands Oil & Gas Corporation.,
                  a Nevada corporation, formerly C2 Technologies, Inc.
         *3.2     Articles  of  Amendment   Tidelands  Oil  &  Gas  Corporation,
                  formerly C2 Technologies, Inc.
         *3.3     Bylaws of Tidelands Oil & Gas Corporation
         21       List of Subsidiaries

*        Previously filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2002.


                                                 TIDELANDS OIL & GAS CORPORATION


                                                 BY: /s/ Michael Ward
                                                    ----------------------------
                                                    Michael Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 26, 2002                   /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


                                       /s/ Royis Ward
                                      ------------------------------------------
                                      Royis Ward, Secretary/Treasurer,  Director



                                       /s/ Ahmmed Karim
                                      ------------------------------------------
                                      Ahmmed Karim, Vice President, Director

                                 EXHIBIT INDEX

         *3.1     Articles of Incorporation of Tidelands Oil & Gas Corporation.,
                  a Nevada corporation, formerly C2 Technologies, Inc.
         *3.2     Articles  of  Amendment   Tidelands  Oil  &  Gas  Corporation,
                  formerly C2 Technologies, Inc.
         *3.3     Bylaws of Tidelands Oil & Gas Corporation
         21       List of Subsidiaries

*        Previously filed.

                        TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT ...........................................      17

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet .........................................     18
     Statements of  Consolidated Stockholders' (Deficit).................     19
     Statements of Consolidated Operations ..............................     20
     Statements of Consolidated Cash Flows ..............................  21-22
     Notes to Consolidated Financial Statements .........................  23-34

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071







                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Tidelands Oil & Gas Corporation
Corpus Christi, Texas

We have audited the accompanying consolidated balance sheet of Tidelands Oil & Gas Corporation as of December 31, 2001, and the related consolidated statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2001 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
March 18, 2002

                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------
Current Assets:
      Cash                                                          $   397,491
      Accounts Receivable                                                67,675
      Inventory (Note 1)                                                  7,515
      Prepaid Expenses (Note 4)                                         304,244
                                                                    -----------
         Total Current Assets                                           776,925
                                                                    -----------

Property Plant and Equipment, Net (Notes 1,5)                           827,020
                                                                    -----------

Other Assets:
      Deposits                                                            1,776
      Intangible Assets, Net (Notes 1,3,7)                               52,910
                                                                    -----------
         Total Other Assets                                              54,686
                                                                    -----------

         Total Assets                                               $ 1,658,631
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
      Accounts Payable and Accrued Expenses                         $ 1,268,679
      Current Maturities of Long-Term Debt (Note 8)                     839,123
                                                                    -----------

         Total Current Liabilities                                    2,107,802

Long-Term Debt  (Note 8)                                                198,767

Due to Related Parties (Note 7)                                       1,534,105
                                                                    -----------

         Total Liabilities                                            3,840,674
                                                                    -----------

Commitments and Contingencies (Notes 13,14,15)                                --

Stockholders' (Deficit)
      Common Stock, $.001 Par Value Per Share,
        100,000,000 Shares Authorized, 24,154,900 Shares
        Issued and Outstanding                                           24,156
      Paid-in Capital in Excess of Par Value                          3,017,751
      Subscriptions Receivable                                          (18,000)
      Accumulated (Deficit)                                          (5,205,950)
                                                                    -----------
         Stockholders' (Deficit)                                     (2,182,043)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $ 1,658,631
                                                                    ===========

           See Accompanying Notes to Consolidated Financial Statements

                        TIDELANDS OIL & GAS CORPORATION
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    Paid-In
                                                                   Capital In
                                                                   Excess of    Accumulated
                                       Shares        Amount        Par Value     (Deficit)
                                    -----------    -----------    -----------   -----------
Balance December 31, 1999            17,420,489    $    17,420    $ 1,516,021   $(1,645,128)

Issuance of Common Stock              3,308,459          3,309        356,397

Net (Loss)                                    0              0              0      (954,557)
                                    -----------    -----------    -----------   -----------

Balance December 31, 2000            20,728,948         20,729      1,872,418    (2,599,685)
                                    -----------    -----------    -----------   -----------

Issuance of Common Stock              4,318,809          4,319      1,145,333

Cancellation of Previously Issued
Common Stock                           (892,857)          (892)

Net (Loss)                                                                       (2,606,265)
                                    -----------    -----------    -----------   -----------

Balance December 31, 2001            24,154,900    $    24,156    $ 3,017,751   $(5,205,950)
                                    ===========    ===========    ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                        2001            2000*
                                                   ------------    ------------
Revenues:
   Gas Processing and Transportation               $  1,030,438    $     89,364
   Other                                                 28,590           5,036
                                                   ------------    ------------
     Total Revenues                                   1,059,028          94,400
                                                   ------------    ------------

Operating Expenses:
   Purchases                                            907,825          71,833
   Depreciation, Depletion & Amortization                43,937           3,818
   Interest                                              92,017           8,182
   General and Administrative                         1,737,555         286,651
                                                   ------------    ------------
      Total Operating Expenses                        2,781,334         370,484
                                                   ------------    ------------
Net (Loss) From Continuing Operations                (1,722,306)       (276,084)
    (Loss) From Discontinued Operations
     (Note 2)                                          (905,213)       (678,473)
                                                   ------------    ------------
Net (Loss)                                         $ (2,606,265)   $   (954,557)
                                                   ============    ============

Net (Loss) Per Common Share
   Basic
   -----
   Loss From Continuing Operations                 $     (0.076)   $     (0.014)
   Loss From Discontinued Operations                     (0.040)         (0.036)
                                                   ------------    ------------
      Total                                        $     (0.116)   $     (0.050)
                                                   ============    ============
Weighted Average Number of Common
   Shares Outstanding, Basic                         22,441,924      19,074,719
                                                   ============    ============

   Diluted
   -------
   Loss From Continuing Operations                 $     (0.076)   $     (0.013)
   Loss From Discontinued Operations                     (0.040)         (0.033)
                                                   ------------    ------------
      Total                                        $     (0.116)   $     (0.046)
                                                   ------------    ------------
Weighted Average Number of Common
Shares Outstanding, Diluted                          22,531,924      20,529,719
                                                   ============    ============


 *The statement of consolidated operations for the year ended December 31, 2000 has been reclassified to conform with the December 31, 2001 presentation.






           See Accompanying Notes to Consolidated Financial Statements
                                       20

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED

                                                   December 31,    December 31,
                                                        2001            2000*
                                                   ------------    ------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                        $ (1,701,052)   $   (276,084)
      Discontinued Operations                          (905,213)       (678,473)
    Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:

    Depreciation, Depletion and Amortization
       Continuing Operations                             43,937           3,818
       Discontinued Operations                           25,612          26,291
    Company's Share of Equity Method in
       Investee's Losses                                 10,764          33,835
    Loss on Expiration of Leases                           --            24,209
    Loss on Disposal of Oil & Gas Properties             56,450         129,145
    Issuance of Common Stock
       For Services Provided                            815,300          31,895
       For Litigation Settlement                        289,352          98,000
     Officers' Salaries                                 240,000         240,000
      Changes in
       Accounts Receivable                               77,848        (131,158)
       Inventory                                         10,697         (18,212)
       Prepaid Expenses                                (201,472)        (90,921)
       Other Assets                                        (408)           (750)
       Accounts Payable and Accrued Expenses            506,210         324,010
       Current Maturities of Long-Term Debt            (202,429)        887,925
       Drilling Advances                                   --           (25,967)
                                                   ------------    ------------
Net Cash Provided (Required)
   by Operating Activities                             (934,404)        557,563
                                                   ------------    ------------
Cash Flows Provided (Required)
  By Investing Activities:
       Goodwill Arising from Acquisition
         of Investment                                     --           (57,029)
       Decrease in Investments                             --           197,086
       Capital Contributions to Investments                --          (125,943)
Acquisitions of Property, Plant & Equipment            (199,710)       (653,909)
Proceeds from Disposals of Oil
       and Gas Properties                               151,402          76,647
                                                   ------------    ------------

         Net Cash (Required)
            By Investing Activities                     (48,308)       (563,148)
                                                   ------------    ------------

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED




                                                     December 31,   December 31,
                                                          2001           2000*
                                                     ------------   ------------
Cash Flows Provided by Financing Activities
      Proceeds from Issuance of Common Stock               44,108          1,886
      Decrease Stock
       Subscription Receivable                             49,500         71,575
      Proceeds Short-Term Loans                           325,000           --
      Issuance of Long-Term Debt Pursuant
        To Litigation Settlement                          198,767           --
      Proceeds of Loans From
         Related Parties                                  450,319        173,568
                                                     ------------   ------------

Net Cash Provided by Financing Activities               1,067,694        247,029
                                                     ------------   ------------

Net Increase in Cash                                       84,982        261,444
Cash at Beginning of Period                               312,509         51,065
                                                     ------------   ------------
Cash at End of Period                                $    397,491   $    312,509
                                                     ============   ============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                     $     75,484   $      1,145
                                                     ============   ============

      Cash Payments for Income Taxes                 $        500   $          0
                                                     ============   ============
Non-Cash Financing Activities:
   Issuance of Common Stock
       Operating Activities                          $    815,300   $     31,895
       To Liquidate Short-term Debt Advances                    0        227,925
       Litigation Statement                               289,352         98,000
                                                     ------------   ------------
       Total Non-Cash Financing Activities           $  1,104,652   $    357,820
                                                     ============   ============



*The statement of  consolidated  cash flows for the year ended December 31, 2000
has  been  reclassified   (Note  2)  to  conform  with  the  December  31,  2001
presentation.


           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. The accounting policies used conform to accounting priniples generally accepted in The United States of America and have been consistently applied in the preparation of these consolidated financial statements.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use estimates and make judgements. While management has considered all available information, actual amounts could differ from those reported as assets, liabilities, related revenues, costs and expenses and the disclosed amounts of contingencies.

         Inventories
         -----------

         Inventories consisting of natural gas liquids are valued at the lower of average cost or market using the first-in and first-out (FIFO) basis.

         Property, Plant and Equipment
         -----------------------------

         Property, plan and equipment are recorded at historical cost. Depreciation of property, plant and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets are capitalized. Upon retirement or disposal of the property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

         Concentration of Credit Risk
         ----------------------------

         The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2001, the uninsured cash balances total $195,963. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         Revenue from three customers amounted to 100% of net gas processing revenues for the year ended December 31, 2001. Amounts due from these customers included in accounts receivable were $63,296.

         Intangible Assets
         -----------------

         Intangible assets, which primarily consist of the cost of in excess of the fair value of tangible assets and liabilities acquired (goodwill), are amortized, by the straight-line method, over, an estimated economic useful life of the underlying values of the assets acquired of fifteen years.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         During the year ended December 31, 2001, the Board of Directors of the Company authorized management to discontinue all activities related to oil and gas-producing operations. Management then proceeded to dispose of oil and gas properties, terminate all leases, disband all joint ventures and settle all claims and disputes. As a result of management activities, a summary of discontinued operations for the years ended December 31 are as follows:


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)
------   -----------------------------------

                                                           2001       2000  Reclassified
                                                ------------------    ------------------
         Oil and Gas Sales                      $           54,840    $           75,620
         Other                                              57,803                 5,250
                                                ------------------    ------------------
              Total Revenues                               112,643                80,870
                                                ------------------    ------------------
         Lease Operating Expenses                          322,515               216,780
         Depreciation                                       25,612                26,291
         Interest                                            5,660                 6,043
         General and Administrative                         36,858               323,040
         Company's Share of Equity in
            In Investee's Losses                            20,642                33,835
         Loss on Disposal of Oil and
            Gas Properties                                  56,450               153,354
         Litigation Settlement                             550,119                  --
                                                ------------------    ------------------
               Total Expenses                            1,017,856               759,343
                                                ------------------    ------------------
         Net (Loss) Discontinued Operations     $         (905,213)   $         (678,473)
                                                ==================    ==================

NOTE 3 - ACQUISITIONS
------   ------------

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - ACQUISITIONS (CONTINUED)
------   ------------------------

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

         In  September  2001,  the  Company  received  back  its   non-ownership
         interests in Reef International, LLC. (Reef). Accordingly, Reef is now a wholly-owned subsidiary of the Company.

         In  accordance  with  Accounting   Principle  Board  Opinion  #16,  the
         unaudited proforma condensed consolidated results of operations of the Company are as follows:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                          Year Ended December 31, 2000
                                   "Pro Forma"
                                   (Unaudited)

         Revenues                              $  1,153,109
                                               ------------

         Costs and Expenses                    $  2,138,943
                                               ------------

         Net (Loss)                            $   (985,834)
                                               ============

         Net (Loss) Per Common Share           $      (.052)
                                               ============

         Weighted Average shares Outstanding     19,074,719
                                               ============

NOTE 4 - PREPAID EXPENSES
------   -----------------

         As of December 31, 2001 prepaid expenses of $304,244 consisted of unexpired casualty insurance premiums and retainer for prepaid legal services.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------
         A summary of property, plant and equipment at December 31, 2001 is as follows:

                                                               Estimated
                                                             Economic Life
                                                             -------------

         Pipeline Pre-Acquisition Deposit   $      40,000         --
         Pre-Construction Costs-
           International Crossing                 131,199         --
         Equipment and
           Leasehold Improvements                 219,849    3-10   Years
         Pipeline                                 431,560      15   Years
         Processing Plant                         166,410      15   Years
                                            -------------
              Total                               989,018
         Less Accumulated Depreciation            161,998
                                            -------------
              Total                         $     827,020
                                             =============

NOTE 6 - INTANGIBLE ASSETS
------   -----------------

         A summary of intangible assets at December 31, 2001 is as follows:

              Goodwill                               $57,029
              Less Accumulated Amortization            4,119
                                                     -------

                                                     $52,910
                                                     =======

         The Company evaluates the amortization period of intangibles on an ongoing basis, in light of any changes in business conditions, events or circumstances, that may indicate the potential impairment of intangible assets.

NOTE 7 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved officers' salaries for services provided. At December 31, 2001 the cumulative amount of unpaid officers' salaries is as follows:

                     Service Provided For
                    Year Ended December 31,         Amount
                    -----------------------      ----------

                            1997 and Prior       $  310,000
                            1998                     60,000
                            1999                    240,000
                            2000                    240,000
                            2001                    240,000
                                                 ----------
                                                 $1,090,000
                                                 ==========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 7 - RELATED PARTY TRANSACTIONS
------   --------------------------

         At December 31, 2001, cumulative non-interest bearing advances due to the officers of the Company amount to $444,105.

         In April 11, 2001 the Company agreed to compensate a director for services provided at the rate of $5,000 per month. For the year ended December 31, 2001 the Company paid $45,000 for these services.

         In June 2000 the Company engaged a director of the Company to perform consulting services pursuant to a $3,000 monthly consulting agreement. For the year ended December 31, 2001 the Company paid $36,000 for these services.

NOTE 8 - LONG-TERM DEBT
------   --------------

             A summary of notes payable at December 31, 2001 is as follows:

         Note Payable, Secured, Interest at Prime
            Rate Plus 5%, Maturing March 15, 2002                     $  457,571

         Note Payable, Unsecured, Non-Interest
            Bearing, Payable on Demand                                    19,552

         Note Payable, Unsecured, 10% Interest
            Bearing, Maturing June 30, 2002                              250,000

         Notes Payable, Unsecured, 6% Interest,
            Maturing November and December, 2002                          37,000

         Note Payable, Unsecured, 10% Interest Until
            April 17, 2001, 18% Interest Thereafter,
              Payable on Demand                                           75,000

         Note Payable, Unsecured, Interest at Prime
            Rate Plus 1%, Maturing June 2003                             198,767
                                                                      ----------
                                                                       1,037,890

         Less:  Current Maturities                                       839,123
                                                                      ----------

                   Total Long-Term Debt                               $  198,767
                                                                      ==========

NOTE   9 - INCOME TAXES
--------   ------------

         At December 31, 2001 the Company had cumulative net operating loss carryforwards of approximately $4,305,000 to offset against future federal taxable income, that expire in the years through 2021.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE   9 - INCOME TAXES (CONTINUED)
--------   ------------------------

         The company files a consolidated income tax return and timing differences between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

         Cumulative benefit of net operating loss
            carryforwards                                           $ 4,549,000
         Officers' salary deductions in excess of
           tax deduction                                               (240,000)
         Tax depreciation less than book depreciation                    (4,000)
                                                                    -----------

                                                                    $ 4,305,000
                                                                    ============
         Total deferred tax asset                                   $ 1,728,600
         Less valuation allowance                                    (1,728,600)
                                                                    -----------
         Net deferred tax asset                                     $         0
                                                                    ===========

         It is currently undeterminable as to when the Company will benefit from the deferred tax asset.

NOTE 10 - COMMON STOCK TRANSACTIONS
-------   -------------------------

         a. The Company issued 150,000 shares of restricted common stock to settle a contract dispute at a value of $30,000.

         b. The Company issued 360,000 shares of restricted common stock for $18,000.

         c. The Company issued 540,000 shares of restricted common stock for $27,000.

         d. The Company issued 200,000 shares of restricted common stock at a value of $32,000 in consideration for providing a three-year $1,000,000 8% interest-bearing line of credit.

         e. The Company issued 80,000 shares of restricted common stock for financial consulting services at a value of $12,800.

         f. The company issued 250,000 shares of restricted common stock for legal services at a value of $20,000.

         g. The Company issued 250,000 shares of restricted common stock for financial consulting services at a value of $20,000.

         h. The Company issued 250,000 shares of restricted common stock for engineering consulting services at a value of $20,000.

         i. The Company issued 300,000 shares of common stock for legal services at a value of $60,000.

                              TIDELANDS OIL & GAS
             CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 10 - COMMON STOCK TRANSACTIONS (CONTINUED)
-------   -------------------------------------

         (j)      The  Company   issued  400,000  shares  of  common  stock  for
                  financial consulting services at a value of $250,000.

         (k) The Company cancelled 892,857 shares of previously issued restricted common stock at a value of $892.

         (l) The Company issued 150,000 shares of restricted common stock for financial consulting services at a value of $67,800.

         (m) The Company issued 100,000 shares of restricted common stock for financial consulting services at a value of $45,200.

         (n) The Company issued 50,000 shares of restricted common stock for financial consulting services at a value of $22,600.

         (o) The Company issued 300,000 shares of restricted common stock for financial consulting services at a value of $135,600.

         (p) The Company issued 25,000 shares of restricted common stock for public relations services at a value of $11,300.

         (q) The Company issued 563,809 shares of restricted common stock to settle litigation at a value of $259,352.

         (r) The Company issued 250,000 shares of restricted common stock at a value of $118,000 as a additional consideration for a $250,000 loan.

NOTE 11 - STOCK OPTIONS
-------   -------------

         As of December 31, 2000 the Company had outstanding previously issued stock options as follows:

         Shares                   Option Price             Expiration Date
         ------                   ------------             ---------------

         50,000                      $ .45            January 10, 2002 (Expired)
         ======

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
NOTE 12 - LEASES
-------   ------

         The Company entered into two operating leases for the rental of facilities (a) executive office, monthly rent of $1,350, month to month
         (b) field office, monthly rent of $400, expiring September 30, 2001.

         In addition, the Company leases compressors under a monthly agreement for $3,845 per month.

         Future minimum lease payments required under non-cancelable operating leases are as follows:

                     Year Ending December 31,          Amount

                             2002                    $   3,600
                                                     ==========

         Rent expense for the Years Ended December 31, 2001 and 2002 were $21,300 and $9,671, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

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

NOTE 14 - OTHER

         The company, under a May 2001 agreement, continues to have available, a $1,000,000, unsecured, 8% interest-bearing line of credit.

NOTE 15 - LITIGATION SETTLEMENTS AND LITIGATION
-------   -------------------------------------

         Settlements
         -----------

         On March 8, 2000 the Company settled a $98,000 prior contract dispute by the issuance of 60,000 shares of restricted common stock. This settlement has been accounted for as discontinued operations. On January 22, 2001, the Company, pursuant to a mutual release and settlement agreement, agreed to settle a contract dispute by acquiring a 26.68 and 20.00 ownership percentage in GT-PLA J.V. 96 and G. Halsell S.U. 96 joint ventures, respectively. The Company issued 150,000 shares of restricted common stock valued at $30,000 and signed a promissory note for $75,000. This settlement has been accounted for as discontinued operations - litigation settlement.

                                TIDELANDS OIL &
           GAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


NOTE 15 - LITIGATION SETTLEMENTS AND LITIGATION (CONTINUED)
-------   -------------------------------------------------

         On December 5, 2001 the Company, pursuant to a mutual release and settlement agreement, agreed to discontinue, terminate and settle all disputes in GT-PLA J.V.96 and G-Halsell J.V.96 Joint Ventures. The Company issued 563,809 shares of restricted common stock, valued at $259,352, and signed a promissory note for $198,767. This settlement has been accounted for as discontinued operations-litigation settlement.

         In 2000, the Company issued 1,785,714 shares of restricted common stock, at a value of $1,886, and a warrant to purchase 2,000,000 shares of common stock, for financial consulting services. On September 13, 2001 to settle all claims, the Company reached an agreement for the cancellation of the warrant to purchase 2,000,000 shares of common stock and the cancellation of 892,857 shares of previously issued restricted common stock.

         Litigation
         ----------

         In June 2001, the Company commenced an action in the United States District Court for the Southern District of Texas against Swartz Private Equity, LLC ("Swartz"). Shortly thereafter, Swartz commenced an action in the Superior Court of Fulton County, Georgia which was removed to the United States District Court for the Northern District of Georgia. The Texas action has been transferred to the Northern District of Georgia and both actions are being dealt with jointly for discovery purposes.

         The Company seeks declaratory and rescissionary relief seeking to have the Court declare that the agreements between the Company and Swartz are void and unenforceable and rescission in amounts to be established at trial which it alleges to be $20,000,000.

         The Swartz action seeks to enforce the agreements signed by the parties and the issuance of 1,157,150 shares of common stock, payment of a claimed termination fee in the amount of $200,000 and damages for the alleged failure of the Company to issue the shares claimed by Swartz including damages arising from any market fluctuations. Alternatively, Swartz's complaint seeks a direction to the Company to specifically perform the agreements.

         In addition, Swartz's complaint seeks damages in an unspecified amount for claimed defamation concerning Swartz.

         Further, Swartz's complaint seeks damages in an unspecified amount for claimed "international interference with contractual relations and intentional interference with business relations". The Swartz complaint also seeks punitive damages.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 15 - LITIGATION SETTLEMENTS AND LITIGATION (CONTINUED)
-------   -------------------------------------------------

         The above two actions are in the discovery stages. At this preliminary stage, no evaluation of the outcome of the litigations can be made. Management is responding to these litigations by vigorously pressing its position and contesting those taken by Swartz. Settlement discussions have been opened between the parties but have not resulted in any offer being made by either side which is seriously considered by the other.


NOTE 16 - CONCENTRATION OF CREDIT RISK
-------   ----------------------------

         The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2001, the uninsured cash balances total $195,963. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         Revenue from three customers amounted to 100% of net gas processing revenues for the year ended December 31, 2001. Amounts due from these customers included in accounts receivable were $63,296.


NOTE 17 - SUBSEQUENT EVENTS
-------   -----------------

         During 2002 the Company has entered into negotiations to acquire a 225 mile pipeline located in Dimmit, Frio, Uvalde and Zavala Counties of Texas. The Company will acquire assets in exchange for issuance of common stock and assumption of debt totaling approximately $4,700,000.

         The Company issued 4,000,000 shares of restricted common stock at at value of $1,600,000 for a three-year financial services contract. Management of the Company believes that with the signing of this contract, funding sources will be made available for the construction of the informational crossing facility locatedin Eagle Pass, Texas, along with significant working capital for the Company.

         The Company, under a February 28, 2002 agreement has arranged a ten month $1,500,000, unsecured, 10% interest-bearing line of credit.