Form 10KSB/A
period 2001-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2002-04-15
CIK 1107104

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

         TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $370,484 for 2000 to $2,760,080 for 2001. The increase of $2,389,596 includes $835,992 of cost of sales due to gas processing plant and pipeline activities for 12 months during 2001, and only December in 2000, and costs associated with establishing further domestic and international gas processing and pipeline operations. If the natural gas processing plant and pipeline were 100% owned for the entire year of 2000 instead of only December 2000, total costs and expenses would be $1,377,014.

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

           GENERAL  AND  ADMINSTRATIVE  EXPENSES:     General  and
administrative expenses from continuing operations increased from $286,651 for 2000 to $1,716,301 for 2001. The increase of $1,429,650 in 2001 is primarily due to salaries, legal fees, consulting fees and other costs associated with the establishment of an international crossing to Mexico and related transactions and interest and financing costs of borrowings connected with a secured loan obtained in December 2000 to acquire the 50% ownership of the natural gas processing plant and pipeline entity owned by others.

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
                                    ===========    ===========    ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                        2001            2000*
                                                   ------------    ------------
Revenues:
   Gas Processing and Transportation               $  1,030,438    $     89,364
   Other                                                 28,590           5,036
                                                   ------------    ------------
     Total Revenues                                   1,059,028          94,400
                                                   ------------    ------------

Operating Expenses:
   Purchases                                            907,825          71,833
   Depreciation, Depletion & Amortization                43,937           3,818
   Interest                                              92,017           8,182
   General and Administrative                         1,716,301         286,651
                                                   ------------    ------------
      Total Operating Expenses                        2,760,080         370,484
                                                   ------------    ------------
Net (Loss) From Continuing Operations                (1,701,052)       (276,084)
    (Loss) From Discontinued Operations
     (Note 2)                                          (905,213)       (678,473)
                                                   ------------    ------------
Net (Loss)                                         $ (2,606,265)   $   (954,557)
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