Form 10QSB
period 2002-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2002-05-09
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

  X    QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
-----  ACT OF1934
                 For the quarterly period ending March 31, 2002


       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934
                 For the transition period from __________ to __________


                         Commission file number 0-29613
                                                -------

                         TIDELANDS OIL & GAS CORPORATION
                 ----------------------------------------------
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


     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 31, 2002, the registrant had 28,174,900 shares of common stock, par value .001 outstanding.

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

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2002 and December 31, 2001.............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2002 and 2001...............     5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2002 and 2001...............   6-7

         Notes to Condensed Consolidated Financial Statements.............  8-10

Item 2 - Management's Discussion and Analysis or Plan of Operation........    11

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    13

Item 2 - Changes in Securities and Use of Proceeds........................    13

Item 3 - Defaults Upon Senior Securities..................................    14

Item 4 - Submission of Matters to a Vote of Security Holdings.............    14

Item 5 - Other Information................................................    14

Item 6 - Exhibits and Reports on Form 8K .................................    14

Signature.................................................................    15

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                             March 31, 2002    December 31, 2001
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $         137,666   $         397,491
      Accounts Receivable                             68,875              67,675
      Inventory                                        8,272               7,515
      Prepaid Expenses                               631,011             304,244
                                           -----------------   -----------------
         Total Current Assets                        845,824             776,925
                                           -----------------   -----------------

Property Plant and Equipment, Net                    930,769             827,020
                                           -----------------   -----------------

Other Assets:
      Deposits                                         1,607               1,776
      Deferred Charges                             1,333,667                   0
      Intangible Assets, Net                          52,910              52,910
                                           -----------------   -----------------
         Total Other Assets                        1,388,184              54,686
                                           -----------------   -----------------

         Total Assets                      $       3,164,777   $       1,658,631
                                           =================   =================




      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                      March 31, 2002     December 31, 2001
                                                    -----------------    -----------------
                                                       (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                          $       1,185,088    $       1,268,679
      Current Maturities of Long-Term Debt                    633,577              839,123
                                                    -----------------    -----------------
         Total Current Liabilities                          1,818,665            2,107,802

Long-Term Debt                                                330,750              198,767

Due to Related Parties                                      1,876,668            1,534,105
                                                    -----------------    -----------------

         Total Liabilities                                  4,026,083            3,840,674
                                                    -----------------    -----------------

Commitments and Contingencies                                    --                   --

Stockholders' (Deficit)
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
          28,174,900 shares issued and
         outstanding March 31, 2002
         24,154,900 shares issued and outstanding
          December 31, 2001                                    28,176               24,156

Additional Paid-in Capital                                  4,712,771            3,017,751
Subscriptions Receivable                                      (18,000)             (18,000)
Accumulated (Deficit)                                      (5,584,253)          (5,205,950)
                                                    -----------------    -----------------

         Total Stockholders' (Deficit)                       (861,306)          (2,182,043)
                                                    -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)               $       3,164,777    $       1,658,631
                                                    =================    =================



      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended    Three Months Ended
                                                   March 31, 2002        March 31, 2001*
                                                 ------------------    ------------------
Revenues:
      Gas Processing Sales                       $          138,246    $          291,183
      Other                                                   3,623                12,413
                                                 ------------------    ------------------
           Total Revenues                                   141,869               303,596
                                                 ------------------    ------------------

Operating Expenses:
      Purchases                                              93,702               194,637
      Operating Expenses                                    121,031                48,182
      Depreciation, Depletion & Amortization                 17,833                10,961
      Interest                                               22,820                27,505
      General and Administrative                            264,786               168,827
                                                 ------------------    ------------------
         Total Operating Expenses                           520,172               450,112
                                                 ------------------    ------------------
Net (Loss) From Continuing Operations                      (378,303)             (146,516)
       (Loss) From Discontinued Operations
        (Note 2)                                                  0              (134,440)
                                                 ------------------    ------------------
Net (Loss)                                       $         (378,303)   $         (280,956)
                                                 ==================    ==================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations            $           (0.014)   $           (0.007)
      Loss From Discontinued Operations                      (0.000)               (0.007)
                                                 ------------------    ------------------
         Total                                   $           (0.014)   $           (0.014
                                                 ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                          26,164,900            20,803,948
                                                 ==================    ==================

      Diluted
      Loss From Continuing Operations            $           (0.014)   $           (0.007)
      Loss From Discontinued Operations                      (0.000)               (0.007)
                                                 ------------------    ------------------
         Total                                   $           (0.014)   $           (0.014)
                                                 ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                           26,189,900            20,933,948
                                                 ==================    ==================



*The statement of consolidated operations for the three months ended March 31, 2001 has been reclassified to conform with the December 31, 2001 presentation.




      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended    Three Months Ended
                                                      March 31, 2002        March 31, 2001
                                                    ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                         $         (378,303)   $         (146,516)
      Discontinued Operations                                        0              (134,440)
    Adjustments to Reconcile Net (Loss)
         to Net Cash Provided (Required) By
         Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                  17,833                10,961
         Discontinued Operations                                     0                 6,588
    Issuance of Common Stock
         For Services Provided                                  78,706                     0
         For Litigation Settlement                                   0                17,000
    Officers' Salaries                                          60,000                60,000
     Changes in
         Accounts Receivable                                   (1,200)                17,327
         Inventory                                               (757)                 3,397
         Prepaid Expenses                                      (40,100)               25,728
         Other Assets                                              125                (1,132)
         Accounts Payable and Accrued Expenses                 (83,591)               69,934
         Current Maturities of Long-Term Debt                 (205,546)              (22,495)
                                                    ------------------    ------------------

Net Cash (Required)
   by Operating Activities                                    (552,833)              (93,648)
                                                    ------------------    ------------------
Cash Flows  (Required)
  By Investing Activities:
      Acquisitions of Property, Plant & Equipment             (121,538)               (3,191)
                                                    ------------------    ------------------

         Net Cash (Required)
            By Investing Activities                           (121,538)               (3,191)
                                                    ------------------    ------------------



      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2002    March 31, 2001*
                                              ---------------    ---------------

Cash Flows Provided by Financing Activities
      Decrease Stock
      Subscription Receivable                               0             35,779
      Proceeds From Long-Term Loans                   131,983
      Issuance of Short-Term Debt Pursuant
       To Litigation Settlement                             0             75,000
      Proceeds of Loans From
       Related Parties                                282,563              2,272
                                              ---------------    ---------------


Net Cash Provided by Financing Activities             414,546            113,051
                                              ---------------    ---------------

Net Increase (Decrease) in Cash                      (259,825)            16,212
Cash at Beginning of Period                           397,491            312,509
                                              ---------------    ---------------
Cash at End of Period                         $       137,666    $       328,721
                                              ===============    ===============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest              $        11,772    $        28,078
                                              ===============    ===============

      Cash Payments for Income Taxes          $             0    $             0
                                              ===============    ===============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                    $        78,706    $             0
      Capital Contribution to Investments                   0             13,000
      Litigation Settlement                                 0             17,000
      Prepayment of Consulting Contract               788,334                  0
      Prepayment of Financing Fee                     832,000                  0
                                              ---------------    ---------------

      Total Non-Cash Financing Activities     $     1,699,040    $        30,000
                                              ===============    ===============



*The statement of consolidated cash flows for the three months ended March 31, 2001 has been reclassified (Note 2) to conform with the March 31, 2002 presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2002 and 2001 have been prepared in conformity with principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. the financial information as of December 31, 2001 is derived from the registrant's Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2001, included in the registrant's Form 10-KSB for the year ended December 31, 2001.

         Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2001 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2001 to reflect these losses from discontinued operations.

NOTE 3 - LITIGATION
------   ----------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - OTHER
------   -----

         The Company issued 4,000,000 shares of restricted common stock at a value of $1,692,000 for a three-year financial services contract and arranging $10,000,000 financing. Management of the Company believes that with the signing of this contract, funding sources will be made available for construction of the international crossing facility to be located in Eagle Pass, Texas, along with significant working capital for the Company.

         The Company issued 20,000 shares of restricted common stock at a value of $7,040 for website planning and construction.

NOTE 5 - SUBSEQUENT EVENTS
------   -----------------

         On April 2, 2002, the company registered 1,000,000 shares of its common stock valued at $424,800 for use in payment of legal fees in connection with the Swartz Litigation described above and other ongoing matters.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report.

OVERVIEW:

     The Company continues to focus its plan of operation on natural gas processing and pipeline transportation and the development of international pipeline crossings into Mexico.

     The Company is also evaluating other pipeline systems for possible acquisitions. Recently, the Company executed an acquisition agreement to purchase another pipeline system which would add a substantial amount of large diameter pipeline to our existing system thereby increasing our available gas supply for transportation to Mexico through our proposed international pipeline crossings. We anticipate that this acquisition will be completed in the near future.

     Additionally, we will be adding more natural gas gathering lines to this new system which will add to our gas supply for the existing gas processing plant. Revenues will also be increased by the through-put of the gas plant and thereby increase propane/butane sales.

     During 2001, we formed an additional affiliate, Reef International, LLC. Reef is in the final stage of obtaining the necessary State and Federal permits for the construction of the international pipeline crossing between Eagle Pass, Texas and Piedras, Mexico. Approvals have been secured from the State of Texas for these permits. Federal permits have been approved and we are awaiting the signatures from the federal agencies.

     All engineering and construction studies have been finalized and approved by the State and Federal agencies. We are awaiting the issuance of the Federal permit and the necessary pipeline construction financing before construction commences.

     In  addition  to  the  Eagle  Pass/Piedras  Negras,  Mexico  crossing  Reef
International,   LLC.  has  commenced  the  permitting   process  for  a  second
international crossing at El Paso, Texas to Juarez, Mexico.

     Tideland's President and CEO, Michael Ward, has been invited to attend the Texas Trade & Investment Mission conference to be held in Mexico City, Mexico on May 15-17th, 2002. Mr. Ward has been asked to prepare a presentation for the conference relating to our permitting experience and construction planning process for our international pipeline crossings. This energy conference will be attended by all sectors of the natural gas industry in the United States and Mexico. The purpose of this mission and conference is to promote similar international energy projects.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $141,869 from continuing operations for the three months ended March 31, 2002 as compared with revenues from continuing operations of $303,596 for the three months ended March 31,2001. The revenue reductions were due primarily to decreases in the sales price of gas related products.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $450,112 for the three months ended March 31, 2001 to $520,172 for the three months ended March 31, 2002.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $194,637 for the three months ended March 31, 2001 to $93,702 for the three months ended March 31, 2002. The reduction of $100,935 was primarily due to reduction of gas purchase prices during the period.

OPERATING EXPENSES: Other operating expenses from continuing operations increased from $48,182 for the three months ended March 31, 2001 to $121,031 for the three months ended March 31, 2002. The increase of $72,849 consisted for the most part of costs associated with the redeployment of certain personnel to pipeline maintenance.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $168,827 for the three months ended March 31, 2001 to $264,786 for the three months ended March 31, 2002. The increase of $95,959 in 2002 is substantially due to higher personnel costs and increased consulting fees.

INCOME TAX: The pretax loss increased from ($280,956) for the three months ended March 31,2001 to ($378,303) for the three months ended March 31,2002 as increase of$97, 347.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the three months ended March 31, 2002 totaled $121,538 as compared with $3,191 during the three months ended March 31, 2001. The increase of $118,347 consists primarily of pre-construction costs regarding our proposed international crossing to Mexico.

Total debt increased from $3,840,674 at December 31, 2001 to $4,026,083 at March 31, 2002 of which $1,229,305 was unpaid officer's and directors salaries, fees and expense reimbursements and $647,363 was loans from officers. Total debt as of March 31, 2002 and December 31,2001 expressed as a percentage of the sum of total debt and shareholders' equity was 127.2% and 231.6% respectively.

Net loss for the three months ended March 31,2002 was ($378,303) an increase of 34.5% from the net loss of ($280,956) for the three months ended March 31, 2001. Diluted net loss per common share of ($0.014) remained the same. The net loss per share calculation for the three months ended March 31, 2002 included an increase in actual and equivalent shares outstanding.

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


                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

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


Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the first quarter of 2002, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.

     On January 8, 2002, the Company issued 2,000,000 common shares to Redec & Associates, LLC as consideration for a three-year financial consulting services contract valued at $860,000.

     On January 25, 2002, the Company issued 2,000,000 common shares to Redec & Associates, LLC valued at $832,000 for assisting the company with the future procurement of a $10,000,000 financing in connection with the construction of our proposed international pipeline. The future financing is subject to the issuance of the international pipeline permits and firm financing commitments.

     On March 1, 2002, the Company issued 20,000 common shares to Momentum Group for website planning and construction services valued at $7,040.

     The shares issued above were issued in a private  transactions  pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

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

Dated: May 8, 2002

TIDELANDS OIL & GAS CORPORATION


 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: President

 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: Secretary/Treasurer

 /s/ Ahmmed Karim
--------------------------
By: Ahmmed Karim
Title: Vice President