Form 10QSB
period 2002-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2002-08-08
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                 For the quarterly period ending June 30, 2002


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

   For the transition period from ____________________ to ____________________


                         Commission file number 0-29613
                                                -------

                         TIDELANDS OIL & GAS CORPORATION
                    -----------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       66-0549380
-------------------------------------        -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                     78410
-------------------------------------        ----------------------------------
(Address of principal executive offices)                (Zip Code)



Issuer~s telephone number,(   361   )     241       -          2244
                           ---------  -------------   -----------------------

                      13330 Leopard St., Corpus Christi, TX
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


         State the number of shares outstanding of each of the issuer~s class of common equity, as of the latest practicable date: As of June 30, 2002, the registrant had 31,315,829 shares of common stock, par value .001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2002 and December 31, 2001..............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2002 and 2001................     5

         Condensed Consolidated Statements of Operations
          For the Six Months Ended June 30, 2002 and 2001.................     6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2002 and 2001..................   7-8

         Notes to Condensed Consolidated Financial Statements.............  9-11

Item 2 - Management's Discussion and Analysis or Plan of Operation........    12

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    14

Item 2 - Changes in Securities and Use of Proceeds........................    15

Item 3 - Defaults Upon Senior Securities..................................    15

Item 4 - Submission of Matters to a Vote of Security Holdings.............    15

Item 5 - Other Information................................................    15

Item 6 - Exhibits and Reports on Form 8K .................................    15

Signature.................................................................    16

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2002     December 31, 2001
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $         213,151   $         397,491
      Accounts Receivable                            107,718              67,675
      Inventory                                       13,600               7,515
      Prepaid Expenses                               522,789             304,244
                                           -----------------   -----------------
         Total Current Assets                        857,258             776,925
                                           -----------------   -----------------

Property Plant and Equipment, Net                  1,042,429             827,020
                                           -----------------   -----------------

Other Assets:
      Deposits                                         1,870               1,776
      Deferred Charges                             1,280,550                   0
      Intangible Assets, Net                          52,910              52,910
                                           -----------------   -----------------
         Total Other Assets                        1,335,330              54,686
                                           -----------------   -----------------

         Total Assets                      $       3,235,017   $       1,658,631
                                           =================   =================







      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                      June 30, 2002      December 31, 2001
                                                    -----------------    -----------------
                                                       (Unaudited)

Current Liabilities:
      Accounts Payable and
          Accrued Expenses                          $       1,077,448            1,268,679
      Current Maturities of Long-Term Debt                    739,028              839,123
                                                    -----------------    -----------------
         Total Current Liabilities                          1,816,476            2,107,802

Long-Term Debt                                                297,382              198,767

Due to Related Parties                                      1,345,795            1,534,105
                                                    -----------------    -----------------

         Total Liabilities                                  3,459,653            3,840,674
                                                    -----------------    -----------------

Commitments and Contingencies                                    --                   --

Stockholders' (Deficit)
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
          31,315,829 shares issued and
         outstanding June 30, 2002
         24,154,900 shares issued and outstanding
          December 31, 2001                                    31,317               24,156

Additional Paid-in Capital                                  6,000,251            3,017,751
Subscriptions Receivable                                      (18,000)             (18,000)
Accumulated (Deficit)                                      (6,238,204)          (5,205,950)
                                                    -----------------    -----------------

         Total Stockholders' (Deficit)                       (224,636)          (2,182,043)
                                                    -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)               $       3,235,017    $       1,658,631
                                                    =================    =================






      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended    Three Months Ended
                                               June 30, 2002         June 30, 2001*
                                             ------------------    ------------------

Revenues:
      Gas Processing Sales                   $          238,345    $          298,462
      Other                                               2,231                13,023
                                             ------------------    ------------------
           Total Revenues                               240,576               311,485
                                             ------------------    ------------------

Operating Expenses:
      Purchases                                         144,030               202,228
      Operating Expenses                                131,497                55,293
      Depreciation and Amortization                      17,877                10,962
      Interest                                           23,856                18,723
      General and Administrative                        577,267               351,249
                                             ------------------    ------------------
         Total Operating Expenses                       894,527               638,455
                                             ------------------    ------------------
Net (Loss) From Continuing Operations                  (653,951)             (326,970)
       (Loss) From Discontinued Operations
        (Note 2)                                              0              (139,804)
                                             ------------------    ------------------
Net (Loss)                                   $         (653,951)   $         (466,774)
                                             ==================    ==================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations        $           (0.022)   $           (0.015)
      Loss From Discontinued Operations                  (0.000)               (0.006)
                                             ------------------    ------------------
         Total                               $           (0.022)   $           (0.021)
                                             ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                      29,745,365            22,243,948
                                             ==================    ==================

      Diluted
      Loss From Continuing Operations        $           (0.022)   $           (0.015)
      Loss From Discontinued Operations                  (0.000)               (0.006
                                             ------------------    ------------------
         Total                               $           (0.022)   $           (0.021)
                                             ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                       29,745,365            22,373,948
                                             ==================    ==================


* The statement of consolidated operations for the three months ended June 30, 2001 has been reclassified to conform with the December 31, 2001 presentation.



      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Six Months Ended    Six Months Ended
                                             June 30, 2002      June 30, 2001*
                                           ----------------    ----------------


Revenues:
      Gas Processing Sales                 $        376,591    $        589,645
      Other                                           5,854              25,436
                                           ----------------    ----------------
           Total Revenues                           382,445             615,081
                                           ----------------    ----------------

Operating Expenses:
      Purchases                                     237,732             396,865
      Operating Expenses                            252,528             103,475
      Depreciation and Amortization                  35,710              21,923
      Interest                                       46,676              46,228
      General and Administrative                    842,053             520,076
                                           ----------------    ----------------
         Total Operating Expenses                 1,414,699           1,088,567
                                           ----------------    ----------------
Net (Loss) From Continuing Operations            (1,032,254)           (473,486)
       (Loss) From Discontinued Operations
        (Note 2)                                          0            (247,244)
                                           ----------------    ----------------
Net (Loss)                                 $     (1,032,254)   $       (720,730)
                                           ================    ================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations      $         (0.037)   $         (0.021)
      Loss From Discontinued Operations              (0.000)             (0.011)
                                           ----------------    ----------------
         Total                             $         (0.037)   $         (0.032)
                                           ================    ================
Weighted Average Number of Common
      Shares Outstanding, Basic                  27,735,365          22,168,948
                                           ================    ================

      Diluted
      Loss From Continuing Operations      $         (0.037)   $         (0.021)
      Loss From Discontinued Operations              (0.000)             (0.011)
                                           ----------------    ----------------
         Total                             $         (0.037)   $         (0.032)
                                           ================    ================
Weighted Average Number of Common
   Shares Outstanding, Diluted                   27,760,365          22,298,948
                                           ================    ================


* The statement of consolidated operations for the six months ended June 30, 2001 has been reclassified to conform with the December 31, 2001 presentation.



      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended    Six Months Ended
                                                      June 30, 2002       June 30, 2001
                                                    ----------------    ----------------

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                         $     (1,032,254)   $       (473,486)
      Discontinued Operations                                      0            (247,244)
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                35,710              21,923
         Discontinued Operations                                   0              12,451
      Loss on Disposal of Oil and Gas Properties                   0              53,255
      Issuance of Common Stock
           For Services Provided                             250,373             164,800
           For Litigation Settlement                               0              17,000
     Officers' Salaries                                      120,000             120,000
   Changes in
            Accounts Receivable                              (40,043)              6,495
            Inventory                                         (6,085)              5,043
            Prepaid Expenses                                  68,122              51,367
            Other Assets                                     (18,733)               (382)
            Accounts Payable and Accrued Expenses            260,769              64,847
            Current Maturities of Long-Term Debt            (100,095)            (78,773)
                                                    ----------------    ----------------

Net Cash (Required)
   by Operating Activities                                  (462,236)           (282,704)
                                                    ----------------    ----------------
Cash Flows Provided (Required)
   by Investing Activities:
        (Increase) in Investments                                  0                (750)
      Acquisitions of Property, Plant & Equipment           (251,030)                  0
      Proceeds From disposals of Oil
        And Gas Properties                                         0             150,000
                                                    ----------------    ----------------

 Net Cash Provided (Required)
    by Investing Activities                                 (251,030)            149,250
                                                    ----------------    ----------------




      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                 Six Months        Six Months
                                                    Ended             Ended
                                               June 30, 2002     June 30, 2001*
                                               --------------    --------------


Cash Flows Provided by Financing Activities
      Proceeds From Issuance of Common Stock                0            45,000
      Decrease Stock Subscriptions
        Receivable                                          0             2,579
      Proceeds From Long-Term Loans                    98,615                 0
      Issuance of Short-Term Debt Pursuant
        To Litigation Settlement                            0            75,000
      Proceeds of Loans From
         Related Parties                              430,311            87,262
                                               --------------    --------------


Net Cash Provided by Financing Activities             528,926           209,841
                                               --------------    --------------

Net Increase (Decrease) in Cash                      (184,340)           76,387
Cash at Beginning of Period                           397,491           312,509
                                               --------------    --------------
Cash at End of Period                          $      213,151    $      388,896
                                               ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $       22,825    $       47,376
                                               ==============    ==============

      Cash Payments for Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                     $      250,373    $      164,800
      Capital Contribution to Investments                   0            13,000
      Payment of Accounts Payable                     452,000                 0
      Litigation Settlement                                 0            17,000
      Prepayment of Consulting Contract               716,667           250,000
      Prepayment of Financing Fee                     832,000                 0
      Repayment of Loans From
        Related Parties                               738,621                 0
                                               --------------    --------------

      Total Non-Cash Financing Activities      $    2,986,661    $      444,800
                                               ==============    ==============


*The statement of consolidated cash flows for the six months ended June 30, 2001 has been reclassified (Note 2) to conform with the June 30, 2002 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -8-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2001 is derived from the registrant's Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2001 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the six months ended June 30, 2001 to reflect these losses from discontinued operations.

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - OTHER
------   -----

         On April 2, 2002, the company registered 1,000,000 shares of its common stock valued at $552,000 for use in payment of legal fees in connection with the Schwartz litigation described above and other ongoing matters.

         On May 30, 2002, the company issued 1,967,016 shares of its restricted common stock valued at $678,621 to two officers in payment of direct loans and expense reimbursements and 173,913 shares of its restricted common stock valued at $60,000 in payment of directors fees due to a director.








NOTE 5 - SUBSEQUENT EVENTS
------   -----------------

         None

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

The Company is also evaluating other pipeline systems for possible acquisitions. Recently, the Company executed an acquisition agreement to purchase another pipeline system which is commonly known as the Z G system which would give Tidelands approximately 400 miles of large diameter pipeline thereby increasing our available gas supply for transportation to Mexico through our proposed international pipeline crossings. The Z G system was originally built by Northern Natural Gas Pipeline in the mid-1980's and is located southwest of San Antonio, Texas running northwest of Laredo, Texas. We anticipate that this acquisition will be completed in mid August 2002, subject to the successful completion of the Company's financing efforts.

Additionally, we are planning to add more natural gas gathering lines to this new system which will increase our gas supply for the existing gas processing plant. Revenues will also be increased by the through-put of the gas plant and thereby increase propane/butane sales.

During 2001, we organized a subsidiary named, Reef International, LLC. Reef has obtained the necessary State and Federal permits for the construction of the international pipeline crossing between Eagle Pass, Texas and Piedras, Mexico. Approvals have been secured from the State of Texas for these permits. Federal Presidential Permits have been issued for both our natural gas crossing and our propane/butane crossing. All engineering and construction studies have been finalized and approved by both state and federal agencies.

In  addition  to  the  Eagle   Pass/Piedras   Negras,   Mexico   crossing   Reef
International,   LLC.  has  commenced  the  permitting   process  for  a  second
international crossing at El Paso, Texas to Juarez, Mexico.

Tideland's President and CEO, Michael Ward, attended the Texas Trade & Investment Mission conference held in Mexico City, Mexico on May 15-17th, 2002. Mr. Ward prepared a presentation for the conference relating to our permitting experience and construction planning process for our international pipeline crossings. This energy conference was attended by all sectors of the natural gas industry in the United States and Mexico. The purpose of this mission and conference is to promote similar international energy projects.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $382,445 from continuing operations for the six months ended June 30, 2002 as compared with revenues from continuing operations of $615,081 for the six months ended June 30, 2001. The revenue reductions were due primarily to decreases in the sales price of gas related products.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $1,088,567 for the six months ended June 30, 2001 to $1,414,699 for the six months ended June 30, 2002. COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $396,865 for the six months ended June 30, 2001 to $237,732 for the six months ended June 30, 2002. The reduction of $159,133 was primarily due to reduction of gas purchase prices during the period.

OPERATING EXPENSES: Other operating expenses from continuing operations increased from $103,475 for the six months ended June 30, 2001 to $252,528 for the six months ended June 30, 2002. The increase of $149,053 consisted for the most part of costs associated with the redeployment of certain personnel to pipeline maintenance and increased casualty insurance costs.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $520,076 for the six months ended June, 2001 to $842,053 for the six months ended June 30, 2002. The increase of $321,977 in 2002 is substantially due to higher personnel costs, increased consulting fees and higher legal fees and costs.

INCOME TAX: The pretax loss increased from ($720,730) for the six months ended June 30, 2001 to ($1,032,254) for the six months ended June 30, 2002 an increase of $311,524.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2002 totaled $ 251,030 as compared with $-0- during the six months ended June 30, 2001. The increase of $251,030 consists primarily of pre-construction costs regarding our planned international crossing to Mexico.

Total debt decreased from $3,840,674 at December 31, 2001 to $3,459,653 at June 30, 2002 of which $1,258,589 was unpaid officer's and directors salaries, fees and expense reimbursements and $87,207 was loans from officers. Total debt as of June 30, 2002 and December 31, 2001 expressed as a percentage of the sum of total debt and shareholders' equity was 107.0% and 231.6% respectively.

Net loss for the six months ended June 30, 2002 was ($1,032,254) an increase of 43.3% from the net loss of ($720,730) for the six months ended June 30, 2001. Diluted net loss per common share increased from ($0.014) to ($0.037). The net loss per share calculation for the six months ended June 30, 2002 included an increase in actual and equivalent shares outstanding.

FORWARD-LOOKING STATEMENTS:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "'believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company~s products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

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

         Further, Swartz's complaint seeks damages in an unspecified amount for claimed international interference with contractual relations and intentional interference with business relations. The Swartz complaint also seeks punitive damages.

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

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During the second quarter of 2002, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.

         On May 30, 2002, the Company issued 1,967,016 common shares to two officers in payment of direct loans and expense reimbursements. The transaction was valued at $678,621.

         On May 30, 2002, the Company issued 173,913 shares to a company director as a directors fee. The transaction was valued at $60,000.

         The shares issued above were issued in a private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the ~Securities Act~). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.


Item 5.  Other Information.

         Recently, we executed an acquisition agreement to purchase another pipeline system which is commonly known as the Z G system which would give Tidelands approximately 400 miles of large diameter pipeline thereby increasing our available gas supply for transportation to Mexico through our proposed international pipeline crossings. The Z G system was originally built by Northern Natural Gas Pipeline in the mid-1980's and is located southwest of San Antonio, Texas running northwest of Laredo, Texas. We anticipate that this acquisition will be completed in mid August 2002, subject to the successful completion of the Company's financing efforts.

         Reef International, LLC, a subsidiary, has obtained the necessary State and Federal permits for the construction of the international pipeline crossing between Eagle Pass, Texas and Piedras, Mexico. Approvals have been secured from the State of Texas for these permits. Federal Presidential Permits have been issued for both our natural gas crossing and our propane/butane crossing. All engineering and construction studies have been finalized and approved by both state and federal agencies.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         (b) Reports on Form 8-K. No reports were filed during the quarter covered by this report.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2002

TIDELANDS OIL & GAS CORPORATION


/s/ Michael Ward
--------------------------
By: Michael Ward
Title: President


 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: Secretary/Treasurer


 /s/ Ahmmed Karim
--------------------------
By: Ahmmed Karim
Title: Vice President