Form 10QSB
period 2002-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2002-11-14
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ending September 30, 2002


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from           to
                                           ----------   ----------

                         Commission file number 0-29613
                                                -------

                         TIDELANDS OIL & GAS CORPORATION
           -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                          66-0549380
-------------------------------             ------------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



13330 Leopard St., Corpus Christi, TX                     78410
-------------------------------------       -----------------------------------
(Address of principal executive offices)               (Zip Code)



Issuer's telephone number,(   361   )     241      -         2244
                           ---------  ------------   -----------------------

                 9309 North Star Road, Corpus Christi, TX 78409
          -------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

________Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---


         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 30, 2002, the registrant had 34,283,329 shares of common stock, par value .001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No
             ---     ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
              Condensed Consolidated Balance Sheets as of
              September 30, 2002 and December 31, 2001.....................  3-4

              Condensed Consolidated Statements of Operations
              For the Three Months Ended September 30, 2002 and 2001.......    5

              Condensed Consolidated Statements of Operations
               For the Nine Months Ended September 30, 2002 and 2001.......    6

              Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001........  7-8

              Notes to Condensed Consolidated Financial Statements......... 9-10

Item 2 - Management's Discussion and Analysis or Plan of Operation........ 11-12

PART II - Other Information

Item 1 - Legal Proceedings ................................................   13

Item 2 - Changes in Securities and Use of Proceeds.........................   13

Item 3 - Defaults Upon Senior Securities...................................   13

Item 4 - Submission of Matters to a Vote of Security Holdings..............   13

Item 5 - Other Information.................................................   14

Item 6 - Exhibits and Reports on Form 8K ..................................   14

Signature..................................................................   15

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------



                                                     September 30, 2002        December 31, 2001
                                                     ------------------       ------------------
                                                        (Unaudited)
Current Assets:
   Cash                                              $          227,755       $          397,491
   Accounts Receivable                                          108,348                   67,675
   Inventory                                                     19,115                    7,515
   Prepaid Expenses                                             305,340                  304,244
                                                     ------------------       ------------------

         Total Current Assets                                   660,558                  776,925
                                                     ------------------       ------------------

Property Plant and Equipment, Net                             1,076,491                  827,020
                                                     ------------------       ------------------

Other Assets:
   Deposits                                                     696,870                    1,776
   Deferred Charges                                           1,202,700                        0
   Intangible Assets, Net                                        52,910                   52,910
                                                     ------------------       ------------------

         Total Other Assets                                   1,952,480                   54,686
                                                     ------------------       ------------------

         Total Assets                                $        3,689,529       $        1,658,631
                                                     ==================       ==================










      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------


                                                 September 30, 2002     December 31, 2001
                                                 ------------------    ------------------
                                                     (Unaudited)
Current Liabilities:
   Accounts Payable and
     Accrued Expenses                            $        1,115,142    $        1,268,679
   Current Maturities of Long-Term Debt                   1,244,935               839,123
                                                 ------------------    ------------------

         Total Current Liabilities                        2,360,077             2,107,802
Long-Term Debt                                               24,879               198,767
Due to Related Parties                                    1,619,004             1,534,105
                                                 ------------------    ------------------

         Total Liabilities                                4,003,960             3,840,674
                                                 ------------------    ------------------

Commitments and Contingencies                                  --                    --

Stockholders' (Deficit):
   Common Stock, $.001 par value per share,
     100,000,000 shares authorized;
     34,283,329 shares issued and
     outstanding September 30, 2002
     24,154,900 shares issued and outstanding
     December 31, 2001                                       34,284                24,156
     Additional Paid-in Capital                           6,969,509             3,017,751

   Subscriptions Receivable                                 (18,000)              (18,000)
   Accumulated (Deficit)                                 (7,300,224)           (5,205,950)
                                                 ------------------    ------------------

         Total Stockholders' (Deficit)                     (314,431)           (2,182,043)
                                                 ------------------    ------------------

         Total Liabilities and
           Stockholders' (Deficit)               $        3,689,529    $        1,658,631
                                                 ==================    ==================








      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended     Three Months Ended
                                                  September 30, 2002     September 30, 2001*
                                                  ------------------     ------------------
Revenues:
   Gas Processing Sales                           $          261,234     $          265,357
   Other                                                       2,533                  2,353
                                                  ------------------     ------------------
         Total Revenues                                      263,767                267,710
                                                  ------------------     ------------------

Operating Expenses:
   Purchases                                                 171,290                182,984
   Operating Expenses                                        113,055                 46,631
   Depreciation and Amortization                              18,091                 11,563
   Interest Expense                                           12,728                 16,582
   General and Administrative                                518,623                200,805
                                                  ------------------     ------------------
         Total Operating Expenses                            833,787                458,565
                                                  ------------------     ------------------
           Operating (Loss)                                 (570,020)              (190,855)

 Non-Operating Expenses:
   Litigation Settlement                                     492,000                      0
                                                  ------------------     ------------------

(Loss) from Continuing Operations                         (1,062,020)              (190,855)

(Loss) from Discontinued Operations                                0                (87,741)
                                                  ------------------     ------------------

(Loss) Before Provision for Income Taxes                  (1,062,020               (278,596)
Provision for Income Taxes                                         0                      0
                                                  ------------------     ------------------

   Net (Loss)                                     $       (1,062,020)    $         (278,596)
                                                  ==================     ==================
Net (Loss) Per Common Share
    Basic
   (Loss) From Continuing Operations              $           (0.032)    $           (0.008)
   (Loss) From Discontinued Operations                        (0.000)                (0.004)
                                                  ------------------     ------------------
         Total                                    $           (0.032)    $           (0.012)
                                                  ==================     ==================
Weighted Average Number of Common
   Shares Outstanding, Basic                              32,799,579             23,162,520
                                                  ==================     ==================
   Diluted
   Loss From Continuing Operations                $           (0.032)    $           (0.008)
   Loss From Discontinued Operations                          (0.000)                (0.004)
                                                  ------------------     ------------------
         Total                                    $           (0.032)    $           (0.012)
                                                  ==================     ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                            32,799,579             23,292,520
                                                  ==================     ==================

* The statement of consolidated  operations for the three months ended September
30,  2001  has  been   reclassified  to  conform  with  the  December  31,  2001
presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Nine Months Ended     Nine Months Ended
                                                   September 30, 2002    September 30, 2001*
                                                   ------------------    ------------------
Revenues:
   Gas Processing Sales                            $          637,825    $          855,002
   Other                                                        8,387                27,789
                                                   ------------------    ------------------
         Total Revenues                                       646,212               882,791
                                                   ------------------    ------------------

Operating Expenses:
   Purchases                                                  409,022               579,849
   Operating Expenses                                         365,583               150,106
   Depreciation and Amortization                               53,801                33,486
   Interest Expense                                            59,404                62,810
   General and Administrative                               1,360,676               720,881
                                                   ------------------    ------------------
         Total Operating Expenses                           2,248,486             1,547,132
                                                   ------------------    ------------------
         Operating (Loss)                                  (1,602,274)             (664,341)

Non-Operating Expenses:
   Litigation Settlement                                      492,000                     0
                                                   ------------------    ------------------

Net (Loss) from Continuing Operations                      (2,094,274)             (664,341)

(Loss) From Discontinued Operations                                 0              (334,985)
                                                   ------------------    ------------------
Net (Loss) Before Provision For Income Taxes               (2,094,274)             (999,326)
   Provision for Income Taxes                                       0                     0
                                                   ------------------    ------------------

Net (Loss)                                         $       (2,094,274)   $         (999,326)
                                                   ==================    ==================
Net (Loss) Per Common Share
   Basic
   (Loss) From Continuing Operations               $           (0.072)   $           (0.031)
   (Loss From Discontinued Operations                          (0.000)               (0.015)
                                                   ------------------    ------------------
         Total                                     $           (0.072)   $           (0.046)
                                                   ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Basic                               29,219,115            21,722,520
                                                   ==================    ==================
   Diluted
   (Loss) From Continuing Operations               $           (0.072)   $           (0.030)
   (Loss) From Discontinued Operations                         (0.000)               (0.016)
                                                   ------------------    ------------------
         Total                                     $           (0.072)   $           (0.046)
                                                   ==================    ==================
Weighted Average Number of Common
Shares Outstanding, Diluted                                29,244,115            21,852,520
                                                   ==================    ==================


* The statement of  consolidated  operations for the nine months ended September
30,  2001  has  been   reclassified  to  conform  with  the  December  31,  2001
presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended     Nine Months Ended
                                                     September 30, 2002    September 30, 2001
                                                     ------------------    ------------------
Cash Flows Provided (Required) By
   Operating Activities:
    Net (Loss)
      Continuing Operations                          $       (2,094,274)   $         (664,341)
      Discontinued Operations                                         0              (334,985)
    Adjustments to Reconcile Net (Loss)
       to Net Cash Provided (Required) By
       Operating Activities:
       Depreciation, Depletion and Amortization
        Continuing Operations                                    53,801                33,486
        Discontinued Operations                                       0                18,843
     Loss on Disposal of Oil and Gas Properties                       0                56,450
     Issuance of Common Stock
        For Services Provided                                   391,265               164,800
        For Litigation Settlement                               492,000                17,000
   Officers' Salaries                                           180,000               180,000
     Changes in:
        Accounts Receivable                                     (40,673)               47,216
        Inventory                                               (11,600)                8,202
        Prepaid Expenses                                        285,571                77,008
        Other Assets                                           (352,550)                 (283)
        Accounts Payable and Accrued Expenses                   354,463                29,432
        Current Maturities of Long-Term Debt                    405,812              (137,726)
                                                     ------------------    ------------------
Net Cash (Required)
   by Operating Activities                                     (336,185)             (504,898)
                                                     ------------------    ------------------

Cash Flows Provided (Required)
   by Investing Activities:
      Acquisitions of Property, Plant & Equipment              (303,183)             (137,563)
      Proceeds From disposals of Oil
       And Gas Properties                                             0               150,000
                                                     ------------------    ------------------

 Net Cash Provided (Required)
   by Investing Activities                                     (303,183)               12,437
                                                     ------------------    ------------------





      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                        Nine Months            Nine Months
                                                           Ended                  Ended
                                                    September 30, 2002     September 30, 2001*
                                                    ------------------     ------------------
Cash Flows Provided (Required) by
   Financing Activities:
   Proceeds From Issuance of Common Stock                            0                 44,108
   Decrease Stock Subscriptions
     Receivable                                                      0                 41,913
  Reductions of Long-Term Loans                               (173,888)                     0
  Issuance of Short-Term Debt Pursuant
     To Litigation Settlement                                        0                 75,000
  Proceeds of Loans From
     Related Parties                                           643,520                300,974
                                                    ------------------     ------------------

Net Cash Provided (Required)
   by Financing Activities                                     469,632                461,995
                                                    ------------------     ------------------

Net Increase (Decrease) in Cash                               (169,736)               (30,466)

Cash at Beginning of Period                                    397,491                312,509
                                                    ------------------     ------------------
Cash at End of Period                               $          227,755     $          282,043
                                                    ==================     ==================

Supplemental Disclosures of
   Cash Flow Information:
    Cash Payments for Interest                      $           31,443     $           64,178
                                                    ==================     ==================

      Cash Payments for Income Taxes                $                0     $                0
                                                    ==================     ==================
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                          $          391,265     $          250,000
      Capital Contribution to Investments                            0                 13,000
      Deposit - Pipeline Acquisition                           355,000                      0
      Payment of Accounts Payable                              508,000                      0
      Litigation Settlement                                    492,000                      0
      Prepayment of Consulting Contract                        645,000                      0
      Prepayment of Financing Fee                              832,000                      0
      Repayment of Loans From
        Related Parties                                        738,621                      0
                                                    ------------------     ------------------

      Total Non-Cash Financing Activities           $        3,961,886     $          263,000
                                                    ==================     ==================

*The statement of  consolidated  cash flows for the nine months ended  September
30, 2001 has been reclassified (Note 2) to conform with the September 30, 2002 presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2001 is derived from the registrant's Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2001 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001 to reflect these losses from discontinued operations.

NOTE 3 - LITIGATION
------   ----------

         On September 10, 2002, the Company entered into a Settlement and Release Agreement with Swartz Private Equity, LLC,. This Agreement settles the litigation between Tidelands and Swartz. The Company issued 1,200,000 common shares to Swartz Private Equity, LLC in connection with Swartz's cashless exercise of common stock warrants to Swartz for its financing commitments on September 7, 2000. The warrants, among other items, were the subject matter of the litigation. The Swartz shares may be available for immediate public resale under Securities and Exchange Commission rule 144 (k).

NOTE 4 - OTHER
------   -----

         On September 5, 2002, the Company issued 1,000,000 shares of its restricted common stock valued at $355,000 in connection with its acquisition of 225 miles of large diameter pipeline from ZG Gatherings, Ltd.

         On September 23, 2002, the Company issued 1,200,000 shares of its common stock valued at $492,000 pursuant to the settlement with Swartz Private Equity, LLC.

         On September 26, 2002, the Company issued 487,500 shares of its restricted common stock valued at $69,225 to Stanley Merdinger for consulting services.

         On September 29, 2002, the Company issued 280,000 shares of its common stock valued at $56,000 to Greg Wilson in payment of prior legal fees and interest.

NOTE 5 - SUBSEQUENT EVENTS
------   -----------------

         Effective October 1, 2002, the Company completed its acquisition of the ZG Gathering Ltd's 225 mile pipeline system located in 4 counties within the State of Texas.

         Consideration for the purchase includes 1,000,000 shares of Tidelands Common Stock, assumption of $3,709,869 of debt due Northern Natural Gas and a one year $300,000 promissory note bering 5% nterest P.A.

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

We completed the acquisition of the pipeline system known as the ZG system effective October 1, 2002. As a result of this acquisition, we now own approximately 400 miles of gas pipeline.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $646,212 from continuing operations for the nine months ended September 30, 2002 as compared with revenues from continuing operations of $882,791 for the nine months ended September 30, 2001. The revenue reductions were due primarily to decreases in the sales price of gas related products.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $1,547,132 for the nine months ended September 30, 2001 to $2,248,486 for the nine months ended September 30, 2002.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $579,849 for the nine months ended September 30, 2001 to $409,022 for the nine months ended September 30, 2002. The reduction of $170,827 was primarily due to reduction of gas purchase prices during the period.

OPERATING EXPENSES: Other operating expenses from continuing operations increased form $150,106 for the nine months September 30, 2001 to $365,583 for the nine months ended September 30, 2002. The increase of $215,477 consisted for the most part of costs associated with the redeployment of certain personnel to pipeline maintenance and increased casualty insurance costs.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $720,881 for the nine months ended September 30, 2001 to $1,360,676 for the nine months ended September 30, 2002. The increase of $639,795 in 2002 is substantially due to higher personnel costs, increased consulting fees and higher legal fees and costs.

INCOME TAX: The pre-tax loss increased from ($999,326) for the nine months ended September 30, 2001 to ($2,094,274) for the nine months ended September 30, 2002 on increase of $1,094,948.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the nine months ended September 30, 2002 totaled $303,183 as compared with $137,563 during the nine months ended September 30, 2001. The increase of $165,620 consists primarily of pre-construction costs regarding our planned international crossing to Mexico.

Total debt increased from $3,840,674 at December 31, 2001 to $4,003,960 at September 30, 2002 of which $1,346,425 was unpaid officers and director's salaries, fees and expense reimbursements and $272,579 was loans from officers. Total debt as a percentage of the sum of total debt and shareholders' equity was 108.5% and 231.6% respectively.


Net loss for the nine months ended September 30, 2002 was $(2,094,274) an increase of 109.6% from the net loss of ($999,326) for the nine months ended September 30, 2001. Diluted net loss from continuing operations per common share increased from ($0.030) to ($0.072). The net loss per share calculation for the nine months ended September 30, 2002 included on increase in actual and equivalent shares outstanding.

FORWARD-LOOKING STATEMENTS:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

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

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On September 10, 2002, we entered into a Settlement and Release Agreement with Swartz Private Equity, LLC. This Agreement settled the litigation between Tidelands and Swartz.

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During the third quarter of 2002, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On September 10, 2002, we entered into a Settlement and Release Agreement with Swartz Private Equity, LLC. This Agreement settled the litigation between Tidelands and Swartz. On September 16, 2002, we authorized the issuance and issued 1,200,000 common shares to Swartz Private Equity, LLC in connection with Swartz's cashless exercise of common stock warrants based on Rule 144(d)(3)(ii) and (k). We had originally issued common stock warrants to Swartz based on the Section 4(2), and, or Regulation D Rule 506 Securities Act transaction exemption for its financing commitment on September 7, 2000. The warrants, among other items, were the subject matter of the litigation. This transaction was valued at $492,000.

         On September 16, 2002, we authorized the issuance of 280,000 common shares for conversion of a $56,000 promissory note obligation representing $50,000 of accrued legal fees and $6,000 accrued interest expense. The shares were issued pursuant to securities transaction exemption Section 3(a)9 of the Securities Act.

         On September 26, 2002, we issued 487,500 common shares to Stanley Merdinger for consulting services valued at $69,225. The shares were issued pursuant to securities transaction exemption Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.

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

         On December 3, 2001, we entered into a Purchase and Sale Agreement with ZG Gathering, Ltd. Sale conditions were satisfied on September 6, 2002 and the purchase was closed on October 1, 2002. With this transaction we have acquired a 225 mile large diameter gas pipeline system. The purchase price included One Million shares of Tideland's common stock, the assumption of ZG Gathering pipeline debt to Northern GAs of $3,709,869 and a one year $300,000 promissory note bearing interest of 5% P.A.

         The pipeline is located in Dimmit, Frio, Uvalde and Zavala counties, Texas. We plan to connect this pipeline to our existing pipeline system. These connected pipeline systems will enable us to deliver gas products to our proposed international gas pipeline crossing at Piedras Negras, Mexico. Additionally, we will have the ability to deliver natural gas to several other markets outside the Maverick Basin.

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

         On October 5, 2002, we signed contracts for a Five Million Dollar bridge loan with Quality Diamonds, Inc.. The lender issued us a check in the amount of Five Million Dollars with instructions to hold the check until funds could be transferred into the lender's bank account. Subsequently, the lender notified us that the funds were not available as originally contemplated. We are reviewing our options with this lender while concurrently seeking alternative financing.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         99.1     Officer Certification pursuant to Sarbanes-Oxley Act of 2002.
         99.2     Officer Certification pursuant to Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         On October 11, 2002 we filed a Current Report on Form 8-K, Item 5, Other Events and Regulation FD Disclosure, relating to the settlement of the Swartz Private Equity, LLC litigation.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

TIDELANDS OIL & GAS CORPORATION


 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: President



 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: Secretary/Treasurer


 /s/ Ahmmed Karim
--------------------------
By: Ahmmed Karim
Title: Vice President