Form 10KSB
period 2002-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2003-05-12
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $709,662 for the year ended December 31, 2002.

This report contains a total of 35 pages. The Exhibit Index appears on page 12.

As of December 31, 2002, there were 33,683,329 shares of the issuer's common stock outstanding. The aggregate market value of the 26,789,055 shares of the issuer's voting stock held by non-affiliates was $6,429,373 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2002



                                                                            Page


PART I.....................................................................

ITEM 1.  Business..........................................................
ITEM 2.  Properties........................................................
ITEM 3.  Legal Proceedings.................................................
ITEM 4.  Submission of Matters to vote of Security Holders.................

PART II....................................................................

ITEM 5.  Market for Common Equity and Related Stockholder Matters..........
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................
ITEM 7.  Financial Statements..............................................
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure..........................................

PART III...................................................................

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act......
ITEM 10.  Executive Compensation...........................................
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management...
ITEM 12.  Certain Relationships and Related Transactions...................

PART IV....................................................................

ITEM 13.  Exhibits and Reports on Form 8-K.................................
SIGNATURES.................................................................
EXHIBIT INDEX..............................................................


                                     PART I

ITEM 1.   Business.

Business Overview

         Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has six subsidiaries named Tidelands Oil Corporation (TOC) and Tidelands Gas Corporation (TGC), Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Reef International, LLC and Reef Marketing LLC.

         The Company's plan of operations has been refocused towards our gas processing plant and pipeline interest along with a new international pipeline crossing.

         Tidelands Oil Corporation was formed in May 1985. Since inception and through the second quarter of 2001, Tidelands Oil Corporation had devoted all of its efforts to acquiring control of leases which comprised a portion of the Sacatosa Field in Maverick County, Texas. The Company discontinued all of its activities related to oil and gas producing properties during 2001. Management proceeded to dispose all Company interests in its oil and gas properties, terminated all leases, disbanded all joint ventures and settled related claims and disputes. After liquidating all of the properties Tidelands sold Tidelands Oil Corporation for book value to Royis Ward a director of the company.

         Tidelands Gas Corporation was formed on August 29, 1996. Tidelands Gas Corporation was formed primarily for the purpose of acquiring the Delhi Pipeline System for use as a gas transportation outlet for the shallow gas reserves underlying Tideland's leases. After liquidating all of the oil & gas leases Tidelands elected to sell Tidelands Gas to Royis Ward for book value.

         Tidelands Oil & Gas Corporation organized two Texas Limited Liability companies, Rio Bravo Energy, LLC and Sonora Pipeline, LLC.

         Rio Bravo Energy, LLC was formed on August 10, 1998. It was formed primarily to operate the Chittim Gas Processing Plant. Rio Bravo Energy, LLC. purchased the Chittim gas processing plant from Conoco, Inc. This plant was purchased by Rio Bravo in 1999 and processed natural gas from Conoco Oil's Sacatosa Field which consists of approximately 3000 wells. The gas plant has the capability to fractionate the natural gas into commercial grade propane and butane. However in October 2002 Rio Bravo temporarily shut down the plant due to low volume of gas and plans to reopen the plant sometime in the third quarter of 2003 utilizing gas produced from third party producers before going to our international crossing. This would maximixe all of the capacity of the plant. Therefore allowing more liquids to be stripped from the gas, thus complimenting our propane/butane terminal and crossing into Mexico.

         Sonora Pipeline, LLC was formed in January 1998. It was formed primarily to operate the Sonora pipeline network which delivers natural gas to the Rio Bravo Chittim Gas Processing Plant. Sonora's pipeline network consists of approximately 80 miles of gas pipeline.

         Sonora will transport gas produced from other operators in the area to the Rio Bravo gas plant. Rio Bravo will operate the gas plant. It will process the natural gas into gas products such as natural gasoline, propane, butane. Rio Bravo will also market the gas products.

         Rio Bravo intends to ship all propane and butane products to Mexico and to sell natural gasolines to domestic customers. We believe the plant will be operating at full capacity with our fractionating facilities also running at maximum capacity.

         The Texas Railroad Commission regulates all aspects of the production, transportation and processing of petroleum products.

         Reef International, LLC was formed to obtain permits and construct two international pipeline crossings between Texas and Mexico. The pipelines when constucted will transport natural gas to Piedra Negras, Mexico for distribution by CONAGAS (Cianacional DE Gas, S.A. DE C.V.). Reef intends to transport propane and butane into Mexico via its propane/butane terminal to be constucted on the U.S. side of the river. Reef has been successful in obtaining presidential permits for both the natural gas and the propane/butane crossigs. Reef Marketing, LLC was formed as a marketing company to market all gas and propane/butane into Mexico.

As previously disclosed in our quarterly report for the period ending September 30, 2002, we executed a Purchase and Sale Agreement with ZG Gathering, Ltd. for the purpose of acquiring their pipeline system. Although, the agreement was formally executed, ZG failed to deliver us control of the pipeline system, including, but not limited to, financial and other records necessary to the operation of the system, including monthly revenues. We are seeking judicial rescission and cancellation of the purchase and sale agreement.

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

         We rented two properties for our operations during 2002, (a) our executive offices located at 13330 Leopard St, Corpus Christi, Texas, at $2,050 monthly and (b) our field office at $400 monthly. Our rent expense for 2002 was $29,400. Our executive office is a month-to-month tenancy. Our field office is located at Crystal Springs, Texas and is a month-to-month tenancy.

ITEM 3.   Legal Proceedings

         On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the not does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question. She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other unstated relief. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tideland's participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003. Tideland's answer denies all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigation, however, Tidelands appears to have a number of potential defenses to Sheerin's claims. Tideland's intends to aggressively defend the lawsuit. At this early stage in the litigation, and in light of our continuing investigation of the facts and the issues in the case, we cannot give a more definitive evaluation of the extent Tideland's liability exposure.

         On December 23, 2002, we were served as a defendant in a lawsuit titled El Viejo Ranch, Ltd. vs. Tidelands Oil & Gas Corporation, in the 293rd Judicial District, Zavala County, Texas, Cause Number 02-12-10606-ZCV. The lawsuit was initiated by El Viejo Ranch, Ltd. on December 10, 2002. El Viejo contends that a pipeline right of way agreement was breached as a result of certain insurance coverage, required to be maintained under the right-of-way agreement, being allowed to lapse resulting in termination of the right-of-way easement. El Viejo seeks a declaratory judgement that the right-of-way agreement was properly terminated, that Tidelands is obligated to cease use of the pipeline, reconvey the easement to El Viejo, to remove the pipeline, and to remediate the property. El Viejo also seeks a temporary injunction to enjoin Tidelands' use of the easement, damages in an unstated amount and recovery of attorneys' fees. Tidelands' answered the El Viejo lawsuit in early February, 2003. Tidelands' answer denies all of El Viejo's allegations.

ITEM 4.   Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2002.


                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters

         Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2001 and 2002. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. Table 1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Historical Data Service.

Table 1.

Bid Information


Fiscal Quarter Ended

                                High             Low

December 31, 2002               0.26            0.24
September 30, 2002              0.34            0.34
June 30, 2002                   0.58            0.53
March 31, 2002                  1.09            0.88
December 31, 2001               1.48            0.82
September 30, 2001              1.80            0.75
June 30, 2001                   1.25            0.32
March 31, 2001                  0.50            0.15





         According to our stock transfer agency records, the Company had 81 active shareholders of our common stock as of December 31, 2002 holding 34,683,329 common shares.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2002, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

         We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities


         During the period September 1 through December 31, 2002, we issued the following securities in exempt transactions not requiring registration:

         On September 5, 2002, we authorized the issuance of 1,000,000 shares of our common stock in connection with ZG Gathering pipeline transaction. (See Legal Proceedings) The shares were issued to Aztec Energy Corporation (250,000 shares), E.C. Partnership Ltd. (100,000 shares), Stephen R. West (500,000) shares, William B. Kingman (50,000 shares), Shiloh Partners (50,000 Shares) and Betty Lou Sheerin (500,000). The company has taken the position that these shares issued in the ZG Gathering trasaction were void and has placed a stop transfer order with its stock transfer agent, Signature Stock Transfer Company, Inc.

         On December 31, 2002, we sold 400,000 common shares in a private transaction to Stanley Merdinger for $100,000.

         All of the above described common stock issued in these private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, and are deemed restricted securities.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report. All information in the discussion and references to the years 2001 and 2002 are based on our fiscal year that ends on December 31.

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

During October 2002, the Company ceased processing natural gas at its Chittim Gas Processing Plant due to lack of sufficient working capital and a reduced volume of natural gas unput. The Company plans to re-open the plant by the third quarter, 2003 subject to negotiations with third party producers.

In addition to the Eagle Pass/Piedras Negas, Mexico crossing, Reef International, LLC. has commenced the initial engineering prior to commencing the permitting process for a second international crossing at El Paso, Texas to Juarez, Mexico.


RESULTS OF OPERATIONS

         REVENUES: The Company reported revenues of $709,662 from continuing operations for the year ended December 31, 2002 as compared with revenues from continuing operations of $1,059,028 for the year ended December 31, 2001. The revenue reduction was primarily due to decreases in the sale price of natural gas related products and reduced sales natural gas products.

         TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $2,760,080 for 2001 to $4,454,087 for 2002. The increase of $1,694,007 is substantially due to the increased general and administrative expenses.

         COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $699,010 in 2001 to $529,332 in 2002. The decrease of $169,678 reflects both a reduced volume of natural gas purchases and lower prices for most of 2002.

         OPERATING EXPENSES: Operating expenses related to our gas processing plant and pipeline operations increased from $208,815 in 2001 to $234,229 in 2002. The increase of $25,414 was substantially attributable to increased casualty insurance costs.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $1,716,301 for 2001 to $3,013,606 for 2002. The increase of $1,297,305 in 2001 was primarily due to increased consulting fees, including those relating to various financing efforts associated with our international pipeline crossing at Eagle Pass, Texas.

         INCOME TAX: The pre-tax loss increased from ($2,606,265) for 2001 to ($4,060,772) for 2002 on an increase of ($1,454,507).


         LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during 2002 totaled $353,820 as compared to $199,710 during 2001.

         Total debt increased from $3,840,674 at December 31, 2001 to $3,915,273 at December 31, 2002 of which $1,330,000 was unpaid officer's salaries, $45,000 was unpaid director's fees and $344,362 was loans from officers. Total debt as of December 31, 2002 and December 31, 2001 expressed as a percentage of the sum of total debt and shareholder's equity was 283.9% and 231.6% respectively.

         Net loss for the year ended December 31, 2002 was ($4,060,772) an increase of 155.8% from the net loss of ($2,606,265) for the year ended December 31, 2001. Diluted net loss per common share increased 120.7% to ($0.140) for the year ended December 31, 2002 compared to ($0.116) for the year ended December 31, 2001. The net loss per share calculation for the year December 31, 2002 included an increase in actual and equivalent shares outstanding.

         We currently do not have the liquidity or capital resources to fund our operations without raising capital either from additional borrowing and, or, from the sale of additional shares of stock. The Company is currently negotiating a funding/joint venture of $8,000,000.

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

ITEM 7.  Financial Statements

                          Index to Financial Statements


Independent Accountant's Report..........................................
Financial Statements
       Balance Sheets....................................................
       Statements of Operations..........................................
       Statements of Stockholder's Equity................................
       Statements of Cash Flows..........................................
       Notes to Financial Statements.....................................


ITEM 8. Changes In and Disagreements With Accountants o Accounting and Financial Disclosure.

None

PART III


ITEM  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons:
          Compliance With Section 16(a) of the Exchange Act



         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2002. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

Name               Age       Position or officer                Appointment Date
--------------------------------------------------------------------------------

Michael Ward       47       Director, President                 October 21, 1998
Royis Ward         69       Director,  Secretary/Treasurer      October 21, 1998
Ahmmed Karim       31       Director,  Vice President           October 21, 1998



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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows: Royis Ward failed to file a number of Forms 4's, Statement of Changes in Beneficial Ownership of Securities, relating to several transactions during 2002.

CODE OF ETHICAL CONDUCT.

         On March 26, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

         Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
o        Compliance with applicable governmental laws, rules and regulations,
o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
o        Accountability for adherence to the Code.

ITEM 10.      Executive Compensation

         The following sets forth the compensation of the officers of the Company in the year ended December 31, 2002.

Executive Officer Compensation

         The Company has three executive officers, Michael Ward, Royis Ward and Ahmmed Karim. Michael Ward's annual salary is $120,000. Royis Ward's annual salary is $120,000. The company has not paid any of these salaries to date and the amounts due are accruing.

Director Compensation

         On April 11, 2001, the Company agreed to compensate a director for services provided at the rate of $5,000 per month. For the year ended December 31, 2002, we incurred $60,000 for these services of which $45,000 is still due as of December 31, 2002. There are no other formal or informal understandings or arrangements relating to compensation.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the Common Stock ownership information as of December 31, 2002, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 34,683,329 shares issued and outstanding as of December 31, 2002.


(a)      Beneficial Ownership of more than 5% based on 34,683,329 common shares.

Beneficial Ownership of 5%.

Table 1.

    (1)              (2)                          (3)                 (4)
Title of Class   Name and Address           Amount and Nature   Percent of Class
Common Stock
                 Redec & Associates
                 2800 Island Blvd., Ste. 604     4,000,000            11.5%
                 Williams Islands, FL 33160
Total                                            4,000,000            11.5%





(b) Security Ownership of Management. Based on 34,683,329 shares as set forth in (a) above as of December 31, 2002.

         Table 2.

Title of Class   Name and Address           Amount and Nature   Percent of Class

Common           Michael Ward                    4,310,766            12.43%
                 9309 North Star
                 Corpus Christi, TX

Common           Royis Ward                      2,407,095             6.94%
                 5902 Fenway
                 Corpus Christi, TX

Common           Ahmmed Karim                      176,413             0.51%
                 1532 Woods Dr.
                 N. Vancouver, B.C.
                 Canada V7R 1A9

Total

Directors as a group owned 19.88% of the Company's issued and outstanding stock.

ITEM 12.  Certain Relationships and Related Transactions


         The Board of Director of the Company previously approved the accrual of officer salaries totaling $1,275,000 for services rendered by Michael Ward and Royis Ward during 2002 and previous years. These salaries remain unpaid.

         As of December 31, 2002, the cumulative non-interest bearing advances due to officers of the Company and its wholly owned subsidiaries, totaled $ 312,758.

         On April 11, 2001, the Company agreed to compensate a director for services provided at the rate of $5,000 per month. For the year ended December 31, 2002, we incurred $60,000 for these services of which $45,000 is still due as of December 31, 2002.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the issued and outstanding common stock of Tidelands Oil Corporation, a Texas corporation and Tidelands Gas Corporation, a Texas corporation, to Royis Ward for a total price of $48,471. This amount will be offset against his officer loan of $117,492. See Note 14-Subseqent Events.

         See Note 6 to the attached financial statements.


                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.


         1. No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.


(b)      Exhibits

         *3.1     Articles of  Incorporation of Tidelands Oil & Ga Corporation.,
                  a Nevada corporation, formerly C2 Technologies, Inc.
         *3.2     Articles  of  Amendment   Tidelands  Oil  &  Gas  Corporation,
                  formerly C2 Technologies, Inc.
         *3.3     Bylaws of Tidelands Oil & Gas Corporation
         21       List of Subsidiaries
         20.1     Code of Ethical Conduct
         23       Consent of Independent Certifying Accountant
         99.1     Chief Executive  Officer-Section 302 Certification pursuant to
                  Sarbane- Oxley Act.
         99.2     Chief Financial Officer- Section 302 Certification pursuant to
                  Sarbane-Oxley Act.
         99.3     Chief Executive  Officer-Section 906 Certification pursuant to
                  Sarbane-Oxley Act.
         99.4     Chief Financial Officer- Section 906 Certification pursuant to
                  Sarbane-Oxley Act.

*        Previously filed.

ITEM 14. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2003.


                                       TIDELANDS OIL & GAS CORPORATION


                                       BY: /s/ Mike Ward
                                          --------------------------------------
                                          Michael Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 12, 2003                      /s/ Michael Ward
                                       -----------------------------------------
                                       Michael Ward, President, Director



                                        /s/ Royis Ward
                                       -----------------------------------------
                                       Royis Ward, Secretary/Treasurer, Director



                                        /s/ Ahmmed Karim
                                       -----------------------------------------
                                       Ahmmed Karim
                                       Vice President, Director

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT...............................................    3

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheet..............................................    4

   Statements of  Consolidated Stockholders' (Deficit).....................    5

   Statements of Consolidated Operations ..................................    6

   Statements of Consolidated Cash Flows...................................  7-8

   Notes to Consolidated Financial Statements ............................. 9-22

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071







                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Tidelands Oil & Gas Corporation
Corpus Christi, Texas

We have audited the accompanying consolidated balance sheet of Tidelands Oil & Gas Corporation as of December 31, 2002, and the related consolidated statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2002 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
May 6, 2003

                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
                                     ------
Current Assets:
      Cash                                                          $   193,669
      Accounts Receivable                                                16,306
      Inventory (Note 1)                                                 12,155
      Prepaid Expenses (Note 4)                                          43,601
                                                                    -----------
         Total Current Assets                                           265,731
                                                                    -----------

Property Plant and Equipment, Net (Notes 1,5)                         1,111,617
                                                                    -----------

Other Assets:
      Deposits                                                            1,995
                                                                    -----------

         Total Assets                                               $ 1,379,343
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
      Accounts Payable and Accrued Expenses                         $ 1,369,220
      Current Maturities of Long-Term Debt (Note 8)                     826,691
                                                                    -----------

         Total Current Liabilities                                    2,195,911

Long-Term Debt                                                                0

Due to Related Parties (Note 7)                                       1,719,362
                                                                    -----------

         Total Liabilities                                            3,915,273
                                                                    -----------

Commitments and Contingencies (Notes 13,14, 15)                            --

Stockholders' (Deficit):
      Common Stock, $.001 Par Value Per Share,
        100,000,000 Shares Authorized, 33,683,329 Shares
        Issued and Outstanding                                           33,684
      Paid-in Capital in Excess of Par Value                          6,715,108
      Subscriptions Receivable                                          (18,000)
      Accumulated (Deficit)                                          (9,266,722)
                                                                    -----------
         Total Stockholders' (Deficit)                               (2,535,930)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $ 1,379,343
                                                                    ===========



           See Accompanying Notes to Consolidated Financial Statements
                                       -4-


                         TIDELANDS OIL & GAS CORPORATION
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFECIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                                    Paid-In
                                                                  Capital In
                                                                   Excess of    Accumulated
                                      Shares         Amount        Par Value     (Deficit)
                                    -----------    -----------    -----------   -----------
Balance December 31, 2000            20,728,948    $    20,729      1,872,418   $(2,599,685)

Issuance of Common Stock              4,318,809          4,319      1,145,333

Cancellation of Previously Issued
Common Stock                           (892,857)          (892)

Net (Loss)                           (2,606,265)
                                    -----------    -----------    -----------   -----------

Balance December 31, 2001            24,154,900    $    24,156    $ 3,017,751   $(5,205,950)
                                    -----------    -----------    -----------   -----------

Issuance of Common Stock              9,528,429          9,528      3,697,357

Net (Loss)                                                                       (4,060,772)
                                    -----------    -----------    -----------   -----------

Balance December 31, 2002            33,683,329    $    33,684    $ 6,715,108   $(9,266,722)
                                    ===========    ===========    ===========   ===========



















           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                        2002            2001
                                                   ------------    ------------
Revenues:
      Gas Processing and Transportation            $    702,086    $  1,030,438
      Other                                               7,576          28,590
                                                   ------------    ------------
           Total Revenues                               709,662       1,059,028
                                                   ------------    ------------

Operating Expenses:
      Purchases                                         529,332         699,010
      Operating Expenses                                234,229         208,815
      Depreciation, Depletion & Amortization             41,185          43,937
      Interest                                           90,825          92,017
      Litigation Settlement                             492,000               0
      Officers & Directors Salaries & Fees              300,000         285,000
      Impairment of Goodwill (Note 3)                    52,910               0
      General and Administrative                      2,713,606       1,431,301
                                                   ------------    ------------
         Total Operating Expenses                     4,454,087       2,760,080
                                                   ------------    ------------
Net (Loss) From Continuing Operations                (3,744,425)     (1,701,052)
(Loss) From Discontinued Operations                    (316,347)       (905,213)
                                                   ------------    ------------

Net (Loss)                                         $ (4,060,772)   $ (2,606,265)
                                                   ============    ============

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations              $     (0.129)   $     (0.076)
      Loss From Discontinued Operations                  (0.011)         (0.040)
                                                   ------------    ------------
         Total                                     $     (0.140)   $     (0.116)
                                                   ============    ============
Weighted Average Number of Common
      Shares Outstanding, Basic                      28,919,115      22,441,924
                                                   ============    ============
      Diluted
      Loss From Continuing Operations              $     (0.129)   $     (0.076)
      Loss From Discontinued Operations                  (0.011)          0.040)
                                                   ------------    ------------
         Total                                     $     (0.140)   $     (0.116)
                                                   ============    ============
Weighted Average Number of Common
   Shares Outstanding, Diluted                       28,944,115      22,531,924
                                                   ============    ============




           See Accompanying Notes to Consolidated Financial Statements
                                       -6-

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED

                                                   December 31,    December 31,
                                                        2002            2001
                                                   ------------    ------------

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                        $ (3,744,425)   $ (1,701,052)
      Discontinued Operations                          (316,347)       (905,213)
    Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:

    Depreciation, Depletion and Amortization
      Continuing Operations                              41,185          43,937
      Discontinued Operations                            26,527          25,612
    Company's Share of Equity Method in
      Investee's Losses                                      0          10,764
   Loss on Disposal of Oil & Gas Properties              1,600          56,450
   Provision for Imparied Assets                        52,910               0
   Issuance of Common Stock
      For Services Provided                           1,868,265         815,300
      For Litigation Settlement                         492,000         289,352
    Officers' Salaries                                  240,000         240,000
     Changes in
      Accounts Receivable                                51,369          77,848
      Inventory                                          (4,640)         10,697
      Prepaid Expenses                                  260,643        (201,472)
      Other Assets                                         (308)           (408)
      Accounts Payable and Accrued Expenses             608,541         506,210
                                                   ------------    ------------
Net Cash (Required)
  by Operating Activities                              (422,680)       (731,975)
                                                   ------------    ------------
Cash Flows (Required)
  By Investing Activities:
      Goodwill Arising from Acquisition
         of Investment                                     --              --
      Decrease in Investments                              --              --
      Capital Contributions to Investments                 --              --
      Acquisitions of Property, Plant & Equipment      (353,820)       (199,710)
      Proceeds from Disposals of Oil
        and Gas Properties                                    0         151,402
                                                   ------------    ------------

         Net Cash (Required)
            By Investing Activities                    (353,820)        (48,308)
                                                   ------------    ------------



           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                                   YEARS ENDED



                                                  December 31,     December 31,
                                                       2002             2001
                                                  ------------     ------------

Cash Flows Provided Required
  by Financing Activities
      Proceeds from Issuance of Common Stock           100,000           44,108
      Decrease Stock
        Subscription Receivable                              0           49,500
      Proceeds From Short-Term Loans                    45,600          325,000
      Payments of Short-Term Loans                    (256,799)        (202,429)
      Issuance of Long-Term Debt Pursuant
        To Litigation Settlement                             0          198,767
      Proceeds of Loans From
         Related Parties                               683,877          450,319
                                                  ------------     ------------

Net Cash Provided by Financing Activities              572,678          865,265
                                                  ------------     ------------

Net Increase (Decrease) in Cash                       (203,822)          84,982
Cash at Beginning of Period                            397,491          312,509
                                                  ------------     ------------
Cash at End of Period                             $    193,669     $    397,491
                                                  ============     ============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                  $     36,551     $     75,484
                                                  ============     ============

      Cash Payments for Income Taxes              $          0     $        500
                                                  ============     ============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                        $  1,868,265     $    815,300
      Payment of Accounts Payable                      508,000                0
      Repayment of Loans From Related Parties          738,620                0
      Litigation Settlement                            492,000          289,352
                                                  ------------     ------------

      Total Non-Cash Financing Activities         $  3,606,885     $  1,104,652
                                                  ============     ============







           See Accompanying Notes to Consolidated Financial Statements
                                       -8-

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

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

         Nature of Operations
         --------------------

         The Company is currently engaged in the management and supervision of the construction of an international pipeline from southern Texas to Mexico.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

         Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The requirements of SFAS 121 and the evaluation by the Company did not have a significant effect on the consolidated financial position or results of consolidated operations.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

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

         Net (Loss) Per Common Share
         ---------------------------

         The Company accounts for (loss) per share in accordance with statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings per Share". Basic (loss) per share is based upon the net (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

         Goodwill
         --------

         Statement of Financial Standards No. 142 "Goodwill and other intangible assets" ("SFAS 142") requires Goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

         New Accounting Standards Not Yet Adopted
         ----------------------------------------

         In June 2001, Statement of financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We believe that the adoption of SFAS 143 will not have a material effect on our consolidated financial statements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         New Accounting Standards Not Yet Adopted (Continued)
         ----------------------------------------------------

         In July 2002, Statement of financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. We believe that the implementation of the provisions of SFAS No. 146 will not have a material effect on our consolidated financial statements.

         In December 2002, Statement of financial Accounting Standards No. 148, Accounting for Stock-Based compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will provide quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 31, 2003. We have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect our consolidated financial statements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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


                                                         2002           2001
                                                     -----------    -----------

         Oil and Gas Sales                           $         0    $    54,840
         Other                                            15,496         57,803
                                                     -----------    -----------
              Total Revenues                              15,496        112,643
                                                     -----------    -----------

         Lease and Other Operating Expenses              257,878        322,515
         Depreciation                                     26,527         25,612
         Interest                                          4,086          5,660
         General and Administrative                       41,752         36,858
         Company's Share of Equity in
            Investee's Losses                                  0         20,642
         Loss on Disposal of Oil and
            Gas Properties                                 1,600         56,450
         Litigation Settlement                                 0        550,119
                                                     -----------    -----------
               Total Expenses                            331,843      1,017,856
                                                     -----------    -----------

         Net (Loss) Discontinued Operations          $  (316,347)   $  (905,213)
                                                     ===========    ===========

NOTE 3 - GOODWILL IMPAIRMENT
------   -------------------

         On December 1, 2000, the Company acquired the remaining 50% of its investment in Rio Bravo Energy, LLC. (Rio Bravo) and its wholly-owned subsidiary Sonora Pipeline, LLC., for a total purchase price of $505,558. The purchase of Rio Bravo was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed are recorded at their fair value. The excess of the amount paid over the fair value of Rio Bravo's identifiable net assets was $57,029, which had been reflected in the balance sheet as goodwill.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - GOODWILL IMPAIRMENT (CONTINUED)
------   -------------------------------

         In October 2002, management temporarily ceased operations of the gas processing plant and related pipeline. It is the intent of management to restart these operations sometime in the subsequent period, but as of December 31, 2002 no formal negotiations have taken place to establish a definitive starting date. Accordingly, management has determined to write off the value of goodwill of $52,910 related to the processing plant and pipeline for the year ended December 31, 2002.

NOTE 4 - PREPAID EXPENSES
------   -----------------

         As of December 31, 2002 prepaid expenses of $43,601 consisted of pre-construction and financing costs.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2002 is as follows:



                                                                     Estimated
                                                                   Economic Life
                                                                   -------------

         Pre-Construction Costs-
           International Crossing                $      505,151 *        N/A
         Equipment and
           Leasehold Improvements                       236,606       3-10 Years
         Pipelines                                      431,560 **      15 Years
         Processing Plant                               166,410 **      15 Years
                                                 --------------
              Total                                   1,339,727
         Less Accumulated Depreciation                  228,110
                                                 --------------
              Total                              $    1,111,617
                                                 ==============

* Non-depreciated asset sold in subsequent period - see Note 14 - Subsequent Events
**   Collateral for secured note payable see Note 7 - Long-Term Debt

NOTE 6 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has annually approved officers' salaries for services provided. At December 31, 2002 the cumulative amount of unpaid officers' salaries is as follows:

          Service Provided For
         Year Ended December 31,                          Amount
         -----------------------                          ------

                1997 and Prior                         $      310,000
                1998                                           60,000
                1999                                          240,000
                2000                                          240,000
                2001                                          240,000
                2002                                          240,000
                                                       --------------
                                                       $    1,330,000
                                                       ==============

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002




NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
------   --------------------------------------


         At December 31, 2002, cumulative non-interest bearing advances due to the officers of the Company amount to $344,362.

         The Company agreed to compensate a director for services provided at the rate of $5,000 per month. For the year ended December 31, 2002 and 2001 the Company incurred $60,000 and $45,000, respectively, for these services of which $45,000 is still due as of December 31, 2002.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding common stock of Tidelands Gas Corporation and Tidelands Oil Corporation to an officer of the Company.

                            Tidelands Oil Corporation                 $   32,476
                            Tidelands Gas Corporation                     15,995
                                                                      ----------
                                                                      $   48,471
                                                                      ==========

         The amount due will be offset against the officer loan of $117,492 (see
         Note 15, Subsequent Events).

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7 - LONG-TERM DEBT
------   --------------

         A summary of notes payable at December 31, 2002 is as follows:

         Note Payable, Secured, Interest at Prime
             Rate Plus 5%, Maturing September 30, 2003   $  265,924

         Note Payable, Unsecured, 10% Interest
            Bearing, Maturing June 30, 2003                 250,000

         Notes Payable, Unsecured, 6% Interest,
            Payable on Demand                                37,000

         Note Payable, Unsecured, 10% Interest Until
            April 17, 2001, 18% Interest Thereafter,
             Payable on Demand                               75,000

         Note Payable, Unsecured, Interest at Prime
            Rate Plus 1%, Maturing July 2003                198,767
                                                         ----------
                                                            826,691

         Less:  Current Maturities                          826,691
                                                         ----------

                   Total Long-Term Debt                  $        0
                                                         ==========


NOTE   8 - INCOME TAXES
--------   ------------

         At December 31, 2002 the Company had cumulative net operating loss carryforwards of approximately $8,000,000 to offset against future federal taxable income, that expire in the years through 2022.

         The company files a consolidated income tax return and timing differences between the recognition of certain income and expense items for income tax purposes and financial reporting purposes are as follows:

         Cumulative benefit of net operating loss
            carryforwards                                           $ 8,176,333
         Officers' salary deductions in excess of
           tax deduction                                               (240,000)
         Tax depreciation more than book depreciation                    65,667
         Other differences                                               (2,000)
                                                                    -----------
                                                                    $ 8,000,000
                                                                    ===========

         Total deferred tax asset                                   $ 2,720,000
         Less valuation allowance                                    (2,720,000)
                                                                    -----------
         Net deferred tax asset                                     $         0
                                                                    ===========

         At the present time it cannot be determined as to when the Company will benefit from the deferred tax asset.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 9 -  COMMON STOCK TRANSACTIONS
------    -------------------------

         On January 8, 2002, the Company issued 2,000,000 shares of its restricted common stock to Redec & Associates, LLC as consideration for a three year financial consulting services contract valued at $860,000.

         On January 25, 2002, the Company issued 2,000,000 shares of its restricted common stock to Redec & Associates, LLC valued at $832,000 for assisting the Company with the future procurement of $10,000,000 financing in connection with the construction of our proposed international pipeline.

         On March 1, 2002, the Company issued 20,000 shares of its restricted common stock to Momentum Group for website planning and construction services valued at $7,040.

         On April 2, 2002, the Company registered 1,000,000 shares of its common stock valued at $552,000 for use in payment of legal fees in connection with the Schwartz litigation described above and other ongoing matters.

         On May 30, 2002 the Company issued 1,967,016 shares of its restricted common stock to two officers in payment of direct loans and expense disbursements. The transation was valued at $678,621.

         On May 30, 2002, the Company issued 173,913 shares of its restricted common stock valued at $60,000 to a company director in payment of director's fees.

         On September 10, 2002, the Company authorized the issuance of 1,200,000 shares of its common stock valued at $492,000 pursuant to the settlement with Schwartz Private Equity, LLC.

         On September 16, 2002, we authorized the issuance of 280,000 common shares for conversion of a $56,000 of accrued legal fees and $6,000 accrued interest expense. The shares were issued pursuant to securities transaction exemption Section 3 (a) 9 of the Securities Act.

         On September 26, 2002, the Company issued 487,500 shares of its restricted common stock valued at $69,225 to Stanley Merdinger for consulting services.

         On December 31, 2002 issued 400,000 shares of its restricted common stock for $100,000.

                        TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


NOTE 10 - STOCK OPTIONS
-------   -------------

         As of December 31, 2002 the Company had no outstanding previously issued stock options.

NOTE 11 - LEASES
-------   ------

         The Company entered into two operating leases for the rental of facilities (a) executive office, monthly rent of $2,050, month to month
         (b) field office, monthly rent of $400, expiring December 31, 2002.

         Future minimum lease payments required under non-cancelable operating leases are as follows: None

         Rent expense for the Years Ended December 31, 2001 and 2002 were $21,300 and $27,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
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

NOTE 13 - LITIGATION
--------  ----------

         On January 6, 2003, the Company was served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. the lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay,

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 13 - LITIGATION (CONTINUED)
--------  ----------------------

         fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering , Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question. She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other unstated relief. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tideland's participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003. Tideland's answer denies all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigation, however, Tidelands appears to have a number of potential defenses to Sheerin's claims. Tideland's intends to aggressively defend the lawsuit.

         In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its restricted common stock to various partners of ZG Gathering, Ltd. The company believes that the aforementioned promissory note and shares of restricted common stock will be cancelled based upon the outcome of the litigation described above.

         On December 23, 2002, the Company was served as a defendant in a lawsuit titled El Viejo Ranch, Ltd. vs. Tidelands Oil & Gas
         Corporation, in the 293rd Judicial District, Zavala County, Texas, Cause Number 02-12-10606-ZCV. The lawsuit was initiated by El Viejo Ranch, Ltd. on December 10, 2002. El Viejo contends that a pipeline right of way agreement was breached as a result of certain insurance coverage, required to be maintained under the right-of-way agreement, being allowed to lapse resulting in termination of the right-of-way easement. El Viejo seeks a declaratory judgment that the right-of-way agreement was properly terminated, that Tidelands is obligated to cease use of the pipeline, reconvey the easement to El Viejo, to remove the pipeline, and to remediate the property. El Viejo also seeks a temporary injunction to enjoin Tidelands' use of the easement, damages in an unstated amount and recovery of attorneys' fees. Tidelands' answered the El Viejo lawsuit in early February, 2003. Tidelands' answer denies all of El Viejo's allegations.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 13 - LITIGATION (CONTINUED)
-------   ----------------------

         Swartz Litigation
         -----------------

         In June 2001, Tidelands commenced an action in the United States District Court for the Southern District of Texas against Swartz Private Equity, LLC ("Swartz"). Shortly thereafter, Swartz commenced an action in the superior Court of Fulton County, Georgia. The Texas action has been transferred to the Northern District of Georgia and both actions were being dealt with jointly for discovery purposes.

         The Tidelands action sought declaratory and rescissionary relief seeking to have the Court declare that the agreements between Tidelands and Swartz are void and unenforceable and rescission of those agreements. Alternatively, Tidelands sought monetary damages for breach of the agreements in amounts to be established at trial which it alleges to be $20,000,000.

         The Swartz action sought to enforce the agreements signed by the parties and the issuance of 1,157,150 shares of Tidelands stock, payment of a claimed termination fee in the amount of $200,000 and damages  for the  alleged  failure  of  Tidelands  to issue the  shares claimed by Swartz, including damages arising from any market fluctuations. Alternatively, Swartz complaint sought a direction to Tidelands to specifically perform the agreements and damages in an unspecified amount for claimed defamation concerning Swartz as well as for damages in an unspecified amount for claimed "intentional interference with contractual relations and intentional interference with business relations". The Swartz complaint also sought punitive damages.

         The above action was settled in September 2002 with  Tidelands  issuing
         1.2 million shares in full settlement of all the litigation matters between the parties.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 - SUBSEQUENT EVENTS
-------   -----------------

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding stock of Tidelands Gas Corporation and Tidelands Oil Corporation for the net book value of $48,471.

                                     Tidelands Oil Corp &    Consolidated Assets
                                      Tidelands Gas Corp.      & Liabilities
                                         At Jan 1,03           At Dec. 31, 02
                                       --------------          --------------
         Cash and cash equivalents     $          238          $      193,669
         Receivables                           15,419                  16,306
         Inventories                                0                  12,155
         Property, plant, and equipment
           (net)                              102,327               1,111,617
         Other assets                           5,263                  45,596
                                       --------------          --------------

              Total assets                    123,247               1,379,343

         Accounts payable and accrued
           expenses                           (74,776)             (1,369,220)
         Notes payable                              0                (826,691)
         Other current liabilities                  0              (1,719,362)
         Long-term debt                             0                       0
                                       --------------          --------------
              Net assets (deficit)     $       48,471          $   (2,535,930)
                                       ==============          ==============

         On March 10, 2003 the Company issued stock options for 2,000,000 shares of restricted common stock at .22 cents per share, expiring March 10, 2005.

         In 2003, the Company had additional stock transactions as follows:

                  o Sold 200,000 shares of restricted common stock for $50,000.
                  o Issued 163,500 shares of restricted common stock for an employee bonus valued at $15,697.
                  o Issued 600,000 shares of restricted common stock for consulting fees valued at $93,600.
                  o Approval of the issuance of 3,596,169 shares of common stock for officers' accrued salaries valued at $791,157.
                  o Issued 500,000 shares of common stock for 2002 unpaid legal services valued at $62,500.

         In April 2003, the Company completed negotiations, with several entities herein known as Impact Energy Services (Impact), for the sale of 75% interest of Reef International, LLC and Reef Marketing, LLC for $1,960,867. In addition, Impact will contribute additional funding up to $6,039,133 for the construction of our multiple international pipelines from South Texas to Mexico.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 14 - SUBSEQUENT EVENTS
-------   -----------------

         Upon the commencement of operations, the pipeline will be owned by Reef Ventures, L.P. (a Texas limited partnership) of which Tidelands Oil & Gas Corporation will hold a 25% interest. During the construction period of the natural gas pipeline, the Company will receive a management fee of $155,000, and an additional management fee to be determined during the construction period of the "liquids" pipeline. After the construction period the company will be a limited partner with no direct management responsibilities for the limited partnership. Impact will receive a priority return of 150% of all actual investment in the project before other partners receive their respective shares.

         In addition, "Impact" has received the right for two years to purchase restricted common stock of the Company equal to 19% of the outstanding shares of the common stock of the Company. The initial number of shares is 6,830,000 at a maximum cost of $.35 per share.