Form 10QSB
period 2003-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2003-05-15
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                 For the quarterly period ending March 31, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

     For the transition period from __________________ to __________________


                         Commission file number 0-29613
                                                -------

                         TIDELANDS OIL & GAS CORPORATION
          ------------------------------------------------------------
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


         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 31, 2003, the registrant had 35,146,829 shares of common stock, par value .001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No
             ---     ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002............................... 3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2003 and 2002.................   5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2003 and 2002................. 6-7

         Notes to Condensed Consolidated Financial Statements...............8-12

Item 2 - Management's Discussion and Analysis or Plan of Operation..........  13

Item 3 - Controls and Procedures............................................  15

PART II - Other Information

Item 1 - Legal Proceedings .................................................  14

Item 2 - Changes in Securities and Use of Proceeds..........................  14

Item 3 - Defaults Upon Senior Securities....................................  14

Item 4 - Submission of Matters to a Vote of Security Holdings...............  14

Item 5 - Other Information..................................................  14

Item 6 - Exhibits and Reports on Form 8K ...................................  14


Signature...................................................................  15

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                     ------



                                         March 31, 2003        December 31, 2002
                                       -----------------       -----------------
                                          (Unaudited)
Current Assets:
      Cash                             $         212,316       $         193,669
      Accounts Receivable                            887                  16,306
      Inventory                                   12,155                  12,155
      Prepaid Expenses                            39,150                  43,601
                                       -----------------       -----------------
         Total Current Assets                    264,508                 265,731
                                       -----------------       -----------------

Property Plant and Equipment, Net              1,091,423               1,111,617
                                       -----------------       -----------------

Other Assets:
      Deposits                                     1,183                   1,995
                                       -----------------       -----------------

         Total Assets                  $       1,357,114       $       1,379,343
                                       =================       =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -3-


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                       March 31, 2003     December 31, 2002
                                                     -----------------    -----------------
                                                        (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                           $       1,375,590    $       1,369,220
      Current Maturities of Long-Term Debt                     826,691              826,691
                                                     -----------------    -----------------
         Total Current Liabilities                           2,202,281            2,195,911

Long-Term Debt                                                       0                    0

Due to Related Parties                                       1,776,249            1,719,362
                                                     -----------------    -----------------

         Total Liabilities                                   3,978,530            3,915,273
                                                     -----------------    -----------------

Commitments and Contingencies                                     --                   --

Stockholders' (Deficit):
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
        35,146,829 shares issued and
        outstanding March 31, 2003
        33,683,329 shares issued and outstanding
        December 31, 2002                                       35,148               33,684

Additional Paid-in Capital                                   6,935,441            6,715,108
Subscriptions Receivable                                       (18,000)             (18,000)
Accumulated (Deficit)                                       (9,574,005)          (9,266,722)
                                                     -----------------    -----------------

         Total Stockholders' (Deficit)                      (2,621,416)          (2,535,930)
                                                     -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)                $       1,357,114    $       1,379,343
                                                     =================    =================









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended     Three Months Ended
                                                    March 31, 2003         March 31, 2002*
                                                  ------------------     ------------------
Revenues:
      Gas Processing Sales                        $                0     $          138,246
      Other                                                    5,265                  2,343
                                                  ------------------     ------------------
           Total Revenues                                      5,265                140,589
                                                  ------------------     ------------------

Operating Expenses:
      Purchases                                                    0                 89,824
      Operating Expenses                                       5,425                 53,107
      Depreciation, Depletion & Amortization                  10,656                 11,051
      Interest                                                25,675                 21,017
      Officers & Directors Salaries & Fees                    75,000                 75,000
      General and Administrative                             195,792                172,697
                                                  ------------------     ------------------
         Total Operating Expenses                            312,548                422,696
                                                  ------------------     ------------------
(Loss) From Continuing Operations                           (307,283)              (282,107)
       (Loss) From Discontinued Operations
        (Note 2)                                                   0                (96,196)
                                                  ------------------     ------------------
Net (Loss)                                        $         (307,283)    $         (378,303)
                                                  ==================     ==================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations             $           (0.009)    $           (0.010)
      Loss From Discontinued Operations                       (0.000)                (0.004)
                                                  ------------------     ------------------
         Total                                    $           (0.009)    $           (0.014)
                                                  ==================     ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                           34,415,079             26,164,900
                                                  ==================     ==================

      Diluted
      Loss From Continuing Operations             $           (0.009)    $           (0.010)
      Loss From Discontinued Operations                       (0.000)                (0.004)
                                                  ------------------     ------------------
         Total                                    $           (0.009)    $           (0.014)
                                                  ==================     ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                            35,415,079             26,189,900
                                                  ==================     ==================


*The statement of consolidated operations for the three months ended March 31, 2002 has been reclassified to conform with the December 31, 2002 presentation.






      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended    Three Months Ended
                                                           March 31, 2003        March 31, 2002
                                                         ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                              $          (307,283)  $         (282,107)
      Discontinued Operations                                             0               (96,196)
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                       10,656                11,051
         Discontinued Operations                                          0                 6,782
     Issuance of Common Stock
            For Services Provided                                   109,297                78,706
     Officers' Salaries                                              60,000                60,000
   Changes in
            Accounts Receivable                                      15,419                (1,200)
  Inventory                                                               0                  (757)
              Prepaid Expenses                                        4,451               (40,100)
       Other Assets                                                     812                   125
       Accounts Payable and
              Accrued Expenses                                       68,870               (83,591)
                                                         ------------------    ------------------

Net Cash (Required)
   by Operating Activities                                          (37,778)             (347,287)
                                                         ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant & Equipment                   (92,789)             (121,538)
      Proceeds From Disposals of Property, Plant
        and Equipment                                               102,327                     0
                                                         ------------------    ------------------

         Net Cash Provided (Required)
            by Investing Activities                                   9,538              (121,538)
                                                         ------------------    ------------------








      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                      Three Months      Three Months
                                                          Ended             Ended
                                                     March 31, 2003    March 31, 2002*
                                                     --------------    --------------
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Issuance of Common Stock                 50,000                 0
      Proceeds from Long-Term Loans                               0           131,983
      Repayment of Short-Term Loans                               0          (205,546)
      Proceeds of Loans from Related Parties                 53,654           282,563
      Repayment of Loans from Related Parties               (56,767)                0
                                                     --------------    --------------

Net Cash Provided by Financing Activities                    46,887           209,000
                                                     --------------    --------------

Net Increase (Decrease) in Cash                              18,647          (259,825)
Cash at Beginning of Period                                 193,669           397,491
                                                     --------------    --------------
Cash at End of Period                                $      212,316    $      137,666
                                                     ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                     $          659    $       11,772
                                                     ==============    ==============

      Cash Payments for Income Taxes                 $            0    $            0
                                                     ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                           $      109,297    $       78,706
       Payment of Accounts Payable                           62,500                 0
      Prepayment of Consulting Contract                           0           788,334
      Prepayment of Financing Fee                                 0           832,000
                                                     --------------    --------------


      Total Non-Cash Financing Activities            $      171,797    $    1,699,040
                                                     ==============    ==============




*The statement of consolidated cash flows for the three months ended March 31, 2002 has been reclassified to conform with the December 31, 2002 presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2002, included in the registrant's Form 10-KSB for the year ended December 31, 2002.

         Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS - RELATED PARTY TRANSACTIONS
------   ----------------------------------------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2002 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2002 to reflect these losses from discontinued operations.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding common stock of Tidelands Gas Corporation and Tidelands Oil Corporation to an officer of the Company for the net book value of $48,471.

                                                           Tidelands Oil Corp &
                                                            Tidelands Gas Corp.
                                                             At January 1, 03
                                                           --------------------
         Cash and Cash Equivalents                         $                238
         Receivables                                                     15,419
         Inventories                                                          0
         Property, Plant, and Equipment (net)                           102,327
         Other Assets                                                     5,263
                                                           --------------------
              Total Assets                                              123,247
         Accounts Payable and Accrued Expenses                          (74,776)
         Notes Payable                                                        0
         Other Current Liabilities                                            0
         Long-Term Debt                                                       0
                                                           --------------------
              Net Assets (Deficit)                         $             48,471
                                                           ====================

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at March 31, 2003 is as follows:


                                                                     Estimated
                                                                   Economic Life
                                                                   -------------
         Pre-Construction Costs-
           International Crossing                   $  594,109*          N/A
         Equipment and
           Leasehold Improvements                       13,788      3-10 Years
         Pipelines                                     431,560**      15 Years
         Processing Plant                              166,410**      15 Years
                                                    ----------
              Total                                  1,205,867
         Less Accumulated Depreciation                 114,444
                                                    ----------
              Total                                 $1,091,423
                                                    ==========

         *Non-depreciated   asset  sold  in  subsequent  period  -  see  Note  6
         Subsequent Events
         **Collateral for secured note payable.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LITIGATION
------   ----------

         On January 6, 2003, the Company was served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. the lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering , Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question. She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other unstated relief. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tideland's participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003...Tideland's answer denies all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigations, however, Tidelands appears to have a number of potential defenses to Sheerin's claims and Tidelands intends to aggressively defend the lawsuit.

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LITIGATION (CONTINUED)
------   ----------------------

         On December 23, 2002, the Company was served as a defendant in a lawsuit titled El Viejo Ranch, Ltd. vs. Tidelands Oil & Gas
         Corporation, in the 293rd Judicial District, Zavala County, Texas, Cause Number 02-12-10606-ZCV. The lawsuit was initiated by El Viejo Ranch, Ltd. on December 10, 2002. El Viejo contends that a pipeline right of way agreement was breached as a result of certain insurance coverage, required to be maintained under the right-of-way agreement, being allowed to lapse resulting in termination of the right-of-way easement. El Viejo seeks a declaratory judgment that the right-of-way agreement was properly terminated, that Tidelands is obligated to cease use of the pipeline, reconvey the easement to El Viejo, to remove the pipeline, and to remediate the property. El Viejo also seeks a temporary injunction to enjoin Tidelands' use of the easement, damages in an unstated amount and recovery of attorneys' fees. Tidelands answered the El Viejo lawsuit in early February, 2003. Tidelands' answer denies all of El Viejo's allegations.

NOTE 5 - OTHER
------   -----

         On February 4, 2003, the company issued 200,000 shares of its restricted common stock for $50,000.

         On February 6, 2003, the Company authorized the issuance of 500,000 shares of its common stock valued at $62,500 to payment of prior legal fees.

         On February 24, 2003, issued 163,500 shares of its restricted common stock for an employee bonus valued at $15,697.

         On March 10, 2003 issued stock options for 2,000,000 shares of restricted common stock at $.22 per share, expiring March 10, 2005.

         On March 10, 2003, the Company approved the issuance of 3,596,169 shares of common stock for officers' accrued salaries valued at $791,157.

         On March 31, 2003, the company issued 600,000 shares of its restricted common stock for consulting fees valued at $93,600.

NOTE 6 - SUBSEQUENT EVENTS
------   -----------------

         In April 2003, the Company completed negotiations, with several entities hereafter known as Impact Energy Services (Impact), for the sale of 75% interest of Reef International, LLC and Reef Marketing, LLC for $1,960,867. In addition, Impact will contribute additional funding up to $6,039,133 for the construction of our multiple international pipelines from South Texas to Mexico.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)
------   -----------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $5,265 from continuing operations for the three months ended March 31, 2003 as compared with revenues from continuing operation's of $140,589 for the three months ended March 31, 2002. The revenue reductions were due to the temporary closing of our Gas Processing Plant.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $422,696 for the three months ended March 31, 2002 to $312,548 for the three months ended March 31, 2003.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $89,824 for the three months ended March 31, 2002 to -0- for the three months ended March 31, 2003. The reduction of $89,824 was due to the temporary closing of our Gas Processing Plant.

OPERATING EXPENSES: Other operating expenses from continuing operations decreased from $53,107 for the three months ended March 31, 2002 to $5,425 for the three months ended March 31, 2003. The decrease of $47,682 was due to the temporary closing of our Gas Processing Plant.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations increased from $172,697 for the three months ended March 31, 2002 to $195,792 for the three months ended March 31, 2003. The increase of $23,095 was primarily due to increased consulting fees.

INCOME TAX: The pre-tax loss decreased from ($378,303) for the three months ended March 31, 2002 to ($307,283) for the three months ended March 31, 2003; a decrease of $71,020.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the three months ended March 31, 2003 totaled $92,789 as compared with $121,538 for the three months ended March 31, 2002. The decrease of $28,749 consists primarily of lower pre-construction costs regarding our proposed international crossing to Mexico.

Total debt increased from $3,915,273 at December 31, 2002 to $3,978,530 at March 31, 2003 of which $1,483,160 was unpaid officers and director's salaries, fees and expense reimbursements and $293,089 was loans from officers. Total debt as of March 31, 2003 and December 31, 2002 expressed as a percentage of the sum of total debt and shareholders' equity was 293.2% and 283.6% respectively.

Net loss for the three months ended March 31, 2003 was ($307,283) a decrease of 18.8% from the net loss of ($378,303) for three months ended March 31, 2002. Diluted net loss per common share decreased 35.7% to ($0.009) for the three months ended March 31, 2003. The net loss per share calculation for the three months ended March 31, 2003 included an increase in actual and equivalent shares outstanding.

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

Item 3.  Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         During the first quarter of 2003, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On February 4, 2003, we sold 200,000 common shares to S. Merdinger for $50,000.

         On February 24, 2003, we authorized the issuance of 163,500 common shares to S. Simon employee bonus valued at $15,697.

         On March 31, 2003, we authorized the issuance of 600,000 common shares to S. Merdinger for consulting services valued at $93,600.

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

Item 5.  Other Information.

         On March 10, 2003, we agreed to grant 500,000 common stock options each to Micheal Ward, Royis Ward, Ahmmed Karim and Samuel Simon. The options may be exercised at any time before the expiration date of March 1, 2005. The option price is Twenty-two Cents ($0.22) per share. Michael Ward, Royis Ward and Ahmmed Karim are Tideland's officers and directors.

         On March 10, 2003,  we  authorized  the  issuance of  3,596,169  common
shares  for  accrued   officers   salaries   totaling   $791,157  or  twenty-two
Cents($0.22)per share.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.3 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
         99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K. During the first quarter of 2003 we filed no reports on Current Report Form 8-K.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003

TIDELANDS OIL & GAS CORPORATION



 /s/ Michael Ward
-----------------
By: Michael Ward
Title: President


 /s/ Royis Ward
---------------
By: Royis Ward
Title: Secretary/Treasurer


 /s/ Ahmmed Karim
-----------------
By: Ahmmed Karim
Title: Vice President