Form 10QSB
period 2003-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2003-08-13
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ending June 30, 2003


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from __________ to__________


                         Commission file number 0-29613


                         TIDELANDS OIL & GAS CORPORATION
           -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                      66-0549380
-----------------------------------          -----------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)



1862 West Bitters Rd., Bldg.#1, San Antonio, TX             78248
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, (   210    )     764       -          8642
                           -----------  -------------   ------------------------

                   13330 Leopard St., Corpus Christi, TX 78410
          -------------------------------------------------------------
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


         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of June 30, 2003, the registrant had 40,383,907 shares of common stock, par value 0.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2003 and December 31, 2002...............................  3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2003 and 2002.................    5

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2003 and 2002...................    6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2003 and 2002...................  7-8

         Notes to Condensed Consolidated Financial Statements..............9 -12

Item 2 - Management's Discussion and Analysis or Plan of Operation........13 -14

Item 3.  Controls and Procedures...........................................   15

PART II - Other Information

Item 1 - Legal Proceedings ................................................   15

Item 2 - Changes in Securities and Use of Proceeds.........................   16

Item 3 - Defaults Upon Senior Securities...................................   16

Item 4 - Submission of Matters to a Vote of Security Holdings..............   17

Item 5 - Other Information.................................................   17

Item 6 - Exhibits and Reports on Form 8K ..................................   17


Signature..................................................................   17

                          PART I-FINANCIAL INFORMATION


                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


Item 1.  Financial Statements.  (Unaudited)


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------



                                         June 30, 2003         December 31, 2002
                                       -----------------       -----------------
                                          (Unaudited)
Current Assets:
   Cash                                $         212,788       $         193,669
   Accounts Receivable                               887                  16,306
   Inventory                                      12,155                  12,155
   Prepaid Expenses                               31,425                  43,601
                                       -----------------       -----------------
      Total Current Assets                       257,255                 265,731
                                       -----------------       -----------------

Property Plant and Equipment, Net                486,787               1,111,617
                                       -----------------       -----------------

Investment - Reef Ventures, L.P.                  98,629                    --
                                       -----------------       -----------------

All Other Assets                                   1,058                   1,995
                                       -----------------       -----------------

         Total Assets                  $         843,729       $       1,379,343
                                       =================       =================






















      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                  June 30, 2003       December 31, 2002
                                                ------------------    -----------------
                                                   (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                          $          809,436    $       1,369,220
   Current Maturities of Long-Term Debt                    325,000              826,691
                                                ------------------    -----------------
        Total Current Liabilities                        1,134,436            2,195,911

Long-Term Debt                                                   0                    0

Due to Related Parties                                           0            1,719,362
                                                ------------------    -----------------

        Total Liabilities                                1,134,436            3,915,273
                                                ------------------    -----------------

Commitments and Contingencies                                 --                   --

Stockholders' (Deficit)
   Common Stock, $.001 par value per share,
     100,000,000 shares authorized;
     40,383,907 shares issued and
     outstanding June 30, 2003
     33,683,329 shares issued and outstanding
     December 31, 2002                                      40,385               33,684

Additional Paid-in Capital                               7,995,128            6,715,108
Subscriptions Receivable                                   (18,000)             (18,000)
Accumulated (Deficit)                                   (8,308,220)          (9,266,722)
                                                ------------------    -----------------

        Total Stockholders' (Deficit)                     (290,707)          (2,535,930)
                                                ------------------    -----------------

        Total Liabilities and
          Stockholders' (Deficit)               $          843,729    $       1,379,343
                                                ==================    =================























      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended    Three Months Ended
                                              June 30, 2003         June 30, 2002*
                                            ------------------    ------------------
Revenues:
   Gas Processing Sales                     $                0    $          238,345
   Other                                                14,827                 2,231
                                            ------------------    ------------------
        Total Revenues                                  14,827               240,576
                                            ------------------    ------------------

Operating Expenses:
   Purchases                                                 0               147,908
   Operating Expenses                                    9,268                65,223
Depreciation and Amortization                           10,664                11,262
Interest                                                 7,966                22,994
   Officers and Directors Salaries & Fees               75,000                75,000
   General and Administrative                          179,875               494,268
                                            ------------------    ------------------
      Total Operating Expenses                         282,773               816,655
                                            ------------------    ------------------
Net (Loss) From Continuing Operations                 (267,946)             (576,079)
Extraordinary Item - Gain on Partial Sale
   Of Subsidiary                                     1,533,731                     0
(Loss) From Discontinued Operations
     (Note 2)                                                0               (77,872)
                                            ------------------    ------------------
Net Income (Loss)                           $        1,265,785    $         (653,951)
                                            ==================    ==================

Net (Loss) Per Common Share
   Basic
   Loss From Continuing Operations          $           (0.007)   $           (0.019)
   Gain - Extraordinary Item                             0.041                (0.000)
   Loss From Discontinued Operations                    (0.000)               (0.003)
                                            ------------------    ------------------
      Total                                 $           (0.034)   $           (0.022)
                                            ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Basic                        37,765,368            29,745,365
                                            ==================    ==================

   Diluted
   Loss From Continuing Operations          $           (0.007)   $           (0.019)
   Gain - Extraordinary Item                             0.039                (0.000)
   Loss From Discontinued Operations                    (0.000)               (0.003)
                                            ------------------    ------------------
      Total                                 $           (0.032)   $           (0.022)
                                            ==================    ==================
Weied Average Number of Common
   Shares Outstanding, Diluted                      39,765,368            29,745,365
                                            ==================    ==================





* The statement of consolidated operations for the three months ended June 30, 2002 has been reclassified to conform with the December 31, 2002 presentation.






      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Six Months Ended    Six Months Ended
                                            June 30, 2003       June 30, 2002*
                                           ----------------    ----------------

Revenues:
   Gas Processing Sales                    $              0    $        376,591
   Other                                             20,092               4,574
                                           ----------------    ----------------
        Total Revenues                               20,092             381,165
                                           ----------------    ----------------

Operating Expenses:
   Purchases                                              0             237,732
   Operating Expenses                                14,693             118,330
Depreciation and Amortization                        21,320              22,313
   Interest                                          33,641              44,011
   Office and Directors Salaries & Fees             150,000             150,000
   General and Administrative                       375,667             666,965
                                           ----------------    ----------------
      Total Operating Expenses                      595,321           1,239,351
                                           ----------------    ----------------
Net (Loss) From Continuing Operations              (575,229)           (858,186)
Extraordinary Items - Gain on Partial Sale
  Of Subsidiary                                   1,533,731                   0
(Loss) From Discontinued Operations
  (Note 2)                                                0            (174,068)
                                           ----------------    ----------------
Net  Income (Loss)                         $        958,502    $      1,032,254)
                                           ================    ================

Net (Loss) Per Common Share
   Basic
   Loss From Continuing Operations         $         (0.015)   $         (0.031)
   Gain - Extraordinary Item                          0.041              (0.000)
   Loss From Discontinued Operations                 (0.000)             (0.006)
                                           ----------------    ----------------
      Total                                $         (0.026)   $         (0.037)
                                           ================    ================
Weighted Average Number of Common
   Shares Outstanding, Basic                     37,033,618          27,735,365
                                           ================    ================

   Diluted
   Loss From Continuing Operations         $         (0.015)   $         (0.031)
   Gain - Extraordinary Item                          0.040               0.000
   Loss From Discontinued Operations                 (0.000)             (0.006)
                                           ----------------    ----------------
      Total                                $         (0.025)   $         (0.037)
                                           ================    ================
Weighted Average Number of Common
   Shares Outstanding, Diluted                   38,033,618           7,760,365
                                           ================    ================









*    The statement of consolidated  operations for the six months ended June 30,
     2002  has  been   reclassified  to  conform  with  the  December  31,  2002
     presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended    Six Months Ended
                                                     June  30, 2003      June 30, 2002
                                                    ----------------    ----------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net Income (Loss)
      Continuing Operations                         $        958,502    $       (858,186)
      Discontinued Operations                                      0            (174,068)
    Adjustments to Reconcile Net (Loss)
       to Net Cash Provided (Required) By
       Operating Activities:

    Depreciation and Amortization
       Continuing Operations                                  21,320              22,313
Discontinued Operations                                            0              13,397
   Issuance of Common Stock
       For Services Provided                                 109,297             250,373
Officers' Salaries                                            40,000             120,000
   Changes in
       Accounts Receivable                                    15,419             (40,043)
       Inventory                                                   0              (6,085)
       Prepaid Expenses                                       12,176              68,122
       Other Assets                                              937             (18,733)
       Accounts Payable and Accrued Expenses                (556,818)            260,769
       Current Maturities of Long-Term Debt                 (302,924)           (100,095)
                                                    ----------------    ----------------

Net Cash Provided (Required)
   by Operating Activities                                   297,909            (462,236)
                                                    ----------------    ----------------
Cash Flows Provided (Required)
   by Investing Activities:
      (Increase) in Investments                              (98,629)                  0
      Disposals of Property, Plant & Equipment               696,436                   0
      Acquisitions of Property, Plant & Equipment            (92,926)           (251,030)

 Net Cash Provided (Required)
    by Investing Activities                                  504,881            (251,030)
                                                    ----------------    ----------------







      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                 Six Months        Six Months
                                                   Ended             Ended
                                               June 30, 2003     June 30, 2002*
                                               --------------    --------------

Cash Flows Provided (Required) by
  Financing Activities
    Proceeds From Issuance of Common Stock             50,000                 0
Proceeds From Long-Term Loans                               0            98,615
    Repayments of Loans, Fees and
      Accrued Salaries Due Related Parties           (848,671)                0
    Proceeds of Loans From
      Related Parties                                  15,000           430,311
                                               --------------    --------------


Net Cash Provided (Required) by
   Financing Activities                              (783,671)          528,926
                                               --------------    --------------

Net Increase (Decrease) in Cash                        19,119          (184,340)
Cash at Beginning of Period                           193,669           397,491
                                               --------------    --------------
Cash at End of Period                          $      212,788    $      213,151
                                               ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $       33,141    $       22,825
                                               ==============    ==============

      Cash Payments for Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                     $      109,297    $      250,373
      Payment of Accounts Payable                      62,500           452,000
      Repayment of Loans                              198,767
      Prepayment of Consulting Contract                     0           716,667
      Prepayment of Financing Fee                           0           832,000
      Repayment of Loans and Accrued
        Salaries From Related Parties                 866,157           738,621
                                               --------------    --------------

      Total Non-Cash Financing Activities      $    1,236,721    $    2,986,661
                                               ==============    ==============




*The statement of consolidated cash flows for the six months ended June 30, 2002
has  been  reclassified   (Note  2)  to  conform  with  the  December  31,  2002
presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2002 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the six months ended June 30, 2002 to reflect these losses from discontinued operations.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding common stock of Tidelands Gas Corporation and Tidelands Oil Corporation to an officer of the Company for the net book value of $48,471.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at June 30, 2003 is as follows:


                                                                     Estimated
                                                                   Economic Life
                                                                   -------------
             Equipment and
                Leasehold Improvements            $       13,925    3-10 Years
             Pipelines                                   431,560     15 Years
             Processing Plant                            166,410     15 Years
                                                  --------------
                       Total                             611,895
             Less Accumulated Depreciation               125,108
                                                  --------------
                       Total                      $      486,787
                                                  ==============

NOTE 4 - LITIGATION
------   ----------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - OTHER
------   -----

         On June 30, 2003, the Company issued 3,596,169 common shares to two officers for accrued officer's salaries totaling $791,157 at $.22 per share. The shares were issued under the Company's 2003 Stock Grant and Option Plan that was registered on Form S-8 in June 11, 2003.

         On June 30, 2003, the Company issued 340,909 common shares to a director for accrued director's fees totaling $75,000 at $.22 per share. These shares were issued under the Company's 2003 Stock Grant and Option Plan.

         On June 30, 2003, the Company issued 1,300,000 restricted common shares as full payment of an outstanding promissory note obligation to Guernsey Partners of $198,767. Unpaid interest was waived. The shares were issued to nine individuals.

NOTE 6 - PARTIAL SALE OF SUBSIDIARIES
------   ----------------------------

         In April 2003, the Company completed transactions with several entities hereafter known as Impact Energy Services (Impact) for the sale of 75% interest of Reef International, LLC and Reef Marketing, LLC for $1,960,867. In addition, Impact will contribute additional funding up to $6,039,133 for the construction of our multiple international pipelines from South Texas to Mexico.

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

         The Company recorded a gain on the partial sale of two subsidiaries of $1,533,731.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Business Overview

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company had six subsidiaries: Tidelands Oil Corporation (TOC), Tidelands Gas Corporation (TGC), Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Reef International, LLC and Reef Marketing LLC.

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

On April 16, 2003, we sold a Seventy-five (75%) interest in our subsidiaries, Reef International, L.L.C. and Reef Marketing, L.L.C. for $1,960,867 on a Purchase and Sale Agreement. The L.L.C. interests were acquired by Impact International, L.L.C. (99% of the 75%) and Coahuila Pipeline, L.L.C. (1% of the 75%). Immediately after the transactions, Tidelands, Impact International and Coahuila transferred their respective interests in both Reef L.L.C.'s to Reef Ventures, L.P., a Texas limited partnership. Tidelands retained a 25% interest in Reef Ventures, L.P.

Reef International, L.L.C. is the holder of United States, Texas permits for the construction, ownership, operation and maintenance of a twelve (12") pipeline and a six (6") liquids line (together with loading and unloading facilities) from Eagle Pass, Texas to Piedras Negras, Mexico. Reef Marketing, L.L.C. was organized for the marketing, gathering and transportation of natural gas and natural gas liquids from Eagle Pass, Texas to Piedras Negras, Mexico.

Impact has agreed to finance the construction of the Reef Ventures, L.P. natural gas pipeline. The financial commitment is $3,315,906. Additionally, Impact has agreed to finance the construction of the 6 inch propane/butane liquids pipeline subject to the negotiation and execution of definitive agreements. The liquids pipeline financial commitment is $2,723,226. Impact's total financial commitment to Tidelands regarding the sale of the Reef interests and pipeline construction is not to exceed $8,000,000.

Reef International LLC, has commenced construction on the natural gas pipeline. The project is ahead of schedule. All rights of way have been acquired and cleared. All pipe has been delivered and assembled along the rights of way. The pipeline ditching has commenced and is nearing completion. The pipeline welding is approximately 50% completed. Boring of the Rio Grand River pipeline is expected to begin the week of 8/11/03. We estimate that the natural gas pipeline construction will be completed in September 2003.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $20,092 from continuing operations for the six months ended June 30, 2003 as compared with revenues from continuing operation's of $381,165 for the six months ended June 30, 2002. The revenue reductions were due to the temporary closing of our Gas Processing Plant.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,239,351 for the six months ended June 30, 2002 to $595,321 for the six months ended June 30, 2003.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $237,732 for the six months ended June 30, 2002 to -0- for the six months ended June 30, 2003. The reduction of $237,732 was due to the temporary closing of our Gas Processing Plant.

OPERATING EXPENSES: Other operating expenses from continuing operations decreased from $1,001,619 for the six months ended June 30, 2002 to $595,321 for the six months ended June 30, 2003. The decrease of $406,298 was due to the temporary closing of our Gas Processing Plant and reduced selling, general and administrative expenses.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses from continuing operations decreased from $666,965 for the six months ended June 30, 2002 to $375,667 for the six months ended June 30, 2003. The decrease of $291,298 was primarily due to decreased consulting and legal fees and financing costs.

INCOME TAX: The pre-tax loss imporoved from ($1,032,254) for the six months ended June 30, 2002 to net income of $958,502 for the six months ended June 30, 2003; an improvement of $1,990,756.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2003 totaled $92,926 as compared with $251,030 for the six months ended June 30, 2002. The increase of $158,104 consists primarily of lower pre-construction costs regarding our international pipeline crossing to Mexico.

Total debt decreased from $3,915,273 at December 31, 2002 to $1,134,436 at June 30, 2003. Total debt as of June 30, 2003 and December 31, 2002 expressed as a percentage of the sum of total debt and shareholders' equity was 134.46% and 283.85% respectively.

Net income for the six months ended June 30, 2003 was $958,502 an increase of 192.81% from the net loss of ($1,032,254) for six months ended June 30, 2002.
Diluted net loss per common share improved 167.57% to $0.025 net income per common share for the six months ended June 30, 2003. The net income per share calculation for the six months ended June 30, 2003 included an increase in actual and equivalent shares outstanding.

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

Item 3.  Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         On December 23, 2002, we were served as a defendant in a lawsuit titled El Viejo Ranch, Ltd. vs. Tidelands Oil & Gas Corporation, in the 293rd Judicial District, Zavala County, Texas, Cause Number 02-12-10606-ZCV. The lawsuit was initiated by El Viejo Ranch, Ltd. on December 10, 2002. El Viejo contends that a pipeline right of way agreement was breached as a result of certain insurance coverage, required to be maintained under the right-of-way agreement, being allowed to lapse resulting in termination of the right-of-way easement. El Viejo seeks a declaratory judgement that the right-of-way agreement was properly terminated, that Tidelands is obligated to cease use of the pipeline, reconvey the easement to El Viejo, to remove the pipeline, and to remediate the property. El Viejo also seeks a temporary injunction to enjoin Tidelands' use of the easement, damages in an unstated amount and recovery of attorneys' fees. Tidelands' answered the El Viejo lawsuit in early February, 2003. Tidelands' answer denies all of El Viejo's allegations. The case is set for trial November 10, 2003.

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities

         During the second quarter of 2003, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On June 30, 2003, we issued 1,300,000 common shares as full payment for an outstanding promissory note obligation to Guernsey Partners. The transaction value was $198,767, representing unpaid principal. Unpaid interest was waived. The shares were issued to nine individuals.

         We believe the shares issued above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report. Item 5. Other Information.


Item 5.  Other Information

         On June 19, 2003, we issued 3,596,169 common shares for accrued officers salaries totaling $791,157 or twenty-two Cents($0.22)per share. The shares were issued under our 2003 Stock Grant and Option Plan which was registered on Form S-8 on June 11, 2003.

         On August 7, 2003, we moved our corporate offices from Corpus Christi, Texas to 1862 West Bitters Rd. Bldg.#1, San Antonio, Texas 78248. Our new telephone number is (210) 764-8642. Our fax number is (210) 764-2930.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

Exhibit No.                Exhibit Name

  31.1   Chief  Executive   Officer-Section   302   Certification   pursuant  to
         Sarbane-Oxley Act.

  31.2   Chief  Financial   Officer-  Section  302  Certification   pursuant  to
         Sarbane-Oxley Act.

  32.1   Chief  Executive   Officer-Section   906   Certification   pursuant  to
         Sarbane-Oxley Act.

  32.2   Chief  Financial   Officer-  Section  906  Certification   pursuant  to
         Sarbane-Oxley Act.

         (b) Reports on Form 8-K. During the second quarter of 2003 we filed one report on Current Report Form 8-K. On May 8, 2003, we filed a Current Report disclosing matters relating to Item 2, "Acquisition or Disposition of Assets",
Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits".


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

TIDELANDS OIL & GAS CORPORATION


 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: President


 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: Secretary/Treasurer


 /s/ Ahmmed Karim
--------------------------
By: Ahmmed Karim
Title: Vice President