Form 10QSB
period 2003-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2003-11-14
CIK 1107104

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ending September 30, 2003


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from        to
                                                  -------  -------

                         Commission file number 0-29613


                         TIDELANDS OIL & GAS CORPORATION
             ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       66-0549380
-------------------------------             ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



1862 West Bitters Rd., Bldg.#1, San Antonio, TX            78248
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number,(   210    )      764       -          8642
                           -----------  -------------   -----------------------


        Former Name, former address and former fiscal year if changed s ince last report

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---


         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 30, 2003, the registrant had 42,397,107 shares of common stock, par value 0.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                          PART I-FINANCIAL INFORMATION


                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


Item 1.  Financial Statements.  (Unaudited)


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2003 and December 31, 2002 ...........................3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September  30, 2003 and 2002...............5

         Condensed Consolidated Statements of Operations
          For the Nine Months Ended September 30, 2003 and 2002................6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2003 and 2002...............7-8

         Notes to Condensed Consolidated Financial Statements...............9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation.........13-14

PART II - Other Information

Item 1 - Legal Proceedings ...................................................15

Item 2 - Changes in Securities and Use of Proceeds............................15

Item 3 - Defaults Upon Senior Securities......................................16

Item 4 - Submission of Matters to a Vote of Security Holdings.................16

Item 5 - Other Information....................................................16

Item 6 - Exhibits and Reports on Form 8K .....................................16

Signature.....................................................................17

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                     ------



                                         September 30, 2003    December 31,2002
                                         ------------------   ------------------
                                             (Unaudited)
Current Assets:
      Cash                               $          213,661   $          193,669
      Accounts Receivable                               887               16,306
      Inventory                                      12,155               12,155
      Prepaid Expenses                               47,227               43,601
                                         ------------------   ------------------
         Total Current Assets                       273,930              265,731
                                         ------------------   ------------------

Property Plant and Equipment, Net                   480,219            1,111,617
                                         ------------------   ------------------

Investment - Reef Ventures, L.P.                     98,629                 --
                                         ------------------   ------------------

All Other Assets                                      3,800                1,995
                                         ------------------   ------------------

         Total Assets                    $          856,578   $        1,379,343
                                         ==================   ==================


















      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                     September 30, 2003     December 31, 2002
                                                     ------------------    ------------------
                                                         (Unaudited)
Current Liabilities:
      Accounts Payable and
        Accrued Expenses                             $          854,529    $        1,369,220
      Current Maturities of Long-Term Debt                      325,000               826,691
                                                     ------------------    ------------------
           Total Current Liabilities                          1,179,529             2,195,911

Long-Term Debt                                                        0                     0

Due to Related Parties                                           23,908             1,719,362
                                                     ------------------    ------------------

           Total Liabilities                                  1,203,437             3,915,273
                                                     ------------------    ------------------

Commitments and Contingencies                                      --                    --

Stockholders' (Deficit)
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
         42,397,107 shares issued and
         outstanding September 30, 2003
         33,683,329 shares issued and outstanding
         December 31, 2002                                       42,398                33,684

Additional Paid-in Capital                                    8,220,382             6,715,108
Subscriptions Receivable                                        (18,000)              (18,000)
Accumulated (Deficit)                                        (8,591,639)           (9,266,722)
                                                     ------------------    ------------------

           Total Stockholders' (Deficit)                       (346,859)           (2,535,930)
                                                     ------------------    ------------------

           Total Liabilities and
             Stockholders' (Deficit)                 $          856,578    $        1,379,343
                                                     ==================    ==================






      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended    Three Months Ended
                                                   September 30, 2003    September 30, 2002*
                                                   ------------------    ------------------
Revenues:
      Gas Processing Sales                         $                0    $          261,234
      Other                                                   103,830                (1,767)
                                                   ------------------    ------------------
           Total Revenues                                     103,830               259,467
                                                   ------------------    ------------------

Operating Expenses:
      Purchases                                                     0               171,290
      Operating Expenses                                       11,791                47,218
      Depreciation and Amortization                            11,153                11,343
      Interest                                                  9,675                12,143
      Officers and Director's Salaries & Fees                  69,000                75,000
      General and Administrative                              284,780               440,135
                                                   ------------------    ------------------
         Total Operating Expenses                             386,399               757,129
                                                   ------------------    ------------------
(Loss) From Continuing Operations                            (282,569)             (497,662)
(Loss) From Asset Abandonment                                    (850)                    0
Litigation Settlement                                               0              (492,000)
(Loss) From Discontinued Operations
        (Note 2)                                                    0               (72,358)
                                                   ------------------    ------------------
Net (Loss)                                         $         (283,419)   $       (1,062,020)
                                                   ==================    ==================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations              $            (0.01)   $           (0.015)
      (Loss) - Extraordinary Item                               (0.00)               (0.015)
      Loss From Discontinued Operations                         (0.00)               (0.002)
                                                   ------------------    ------------------
         Total                                     $            (0.01)   $           (0.032)
                                                   ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                            41,390,507            32,799,579
                                                   ==================    ==================

      Diluted
      Loss From Continuing Operations              $            (0.01)   $           (0.015)
      (Loss) - Extraordinary Item                                0.00                (0.015)
      Loss From Discontinued Operations                         (0.00)               (0.002)
                                                   ------------------    ------------------
         Total                                     $            (0.01)   $           (0.032)
                                                   ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                             43,640,507            32,799,579
                                                   ==================    ==================



*The statement of  consolidated  operations for the three months ended September
30,  2002  has  been   reclassified  to  conform  with  the  December  31,  2002
presentation.

      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Nine Months Ended     Nine Months Ended
                                                   September 30, 2003    September 30, 2002*
                                                   ------------------    ------------------
Revenues:
      Gas Processing Sales                         $                0    $          637,825
      Other                                                   123,922                 2,807
                                                   ------------------    ------------------
           Total Revenues                                     123,922               640,632
                                                   ------------------    ------------------

Operating Expenses:
      Purchases                                                     0               409,022
      Operating Expenses                                       26,484               165,548
      Depreciation and Amortization                            32,473                33,656
      Interest                                                 43,316                56,154
      Officers and Directors Salaries & Fees                  219,000               225,000
      General and Administrative                              660,447             1,107,100
                                                   ------------------    ------------------
         Total Operating Expenses                             981,720             1,996,480
                                                   ------------------    ------------------
(Loss) From Continuing Operations                            (857,798)           (1,355,848)
(Loss) From Asset Abandonment                                    (850)                    0
Extraordinary Items - Gain on Partial Sale
  Of Subsidiary                                             1,533,731                     0
Litigation Settlement                                               0              (492,000)
(Loss) From Discontinued Operations
  (Note 2)                                                          0              (246,426)
                                                   ------------------    ------------------
Net Income (Loss)                                  $          675,083    $       (2,094,274)
                                                   ==================    ==================

Net Income (Loss) Per Common Share
      Basic
      Loss From Continuing Operations              $            (0.02)               (0.046)
      Gain - Extraordinary Item                                  0.04                (0.018)
      Loss From Discontinued Operations                         (0.00)               (0.008)
                                                   ------------------    ------------------
         Total                                     $             0.02    $           (0.072)
                                                   ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                            38,040,218            29,219,115
                                                   ==================    ==================

      Diluted
      Loss From Continuing Operations              $            (0.02)   $           (0.046)
      Gain - Extraordinary Item                                  0.04                (0.017)
      Loss From Discontinued Operations                          0.00                (0.008)
                                                   ------------------    ------------------
         Total                                     $             0.02    $           (0.071)
                                                   ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                             39,290,218            29,444,115
                                                   ==================    ==================

*The statement of  consolidated  operations for the nine months ended  September
30,  2002  has  been   reclassified  to  conform  with  the  December  31,  2002
presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended     Nine Months Ended
                                                    September 30, 2003    September 30, 2002
                                                    ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net Income (Loss)
      Continuing Operations                         $          675,083    $       (1,847,848)
      Discontinued Operations                                        0              (246,426)
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash Provided (Required) By
        Operating Activities:

    Depreciation and Amortization
        Continuing Operations                                   32,473                33,656
        Discontinued Operations                                      0                20,145
     Issuance of Common Stock
        For Services Provided                                  317,814               391,265
        For Litigation Settlement                                    0               492,000
     Officers' Salaries                                        100,000               180,000
        Changes in
          Accounts Receivable                                   15,419               (40,673)
          Inventory                                                  0               (11,600)
          Prepaid Expenses                                      15,124               285,571
          Other Assets                                          (1,805)             (352,550)
           Accounts Payable and Accrued Expenses              (552,191)              354,463
          Current Maturities of Long-Term Debt                (302,924)              405,812
                                                    ------------------    ------------------

Net Cash Provided (Required)
   by Operating Activities                                     298,993              (336,185)
                                                    ------------------    ------------------
Cash Flows Provided (Required)
   by Investing Activities:
       (Increase) in Investments                               (98,629)                    0
       Disposals of Property, Plant & Equipment                697,285                     0
       Acquisitions of Property, Plant & Equipment             (98,360)             (303,183)
                                                    ------------------    ------------------

 Net Cash Provided (Required)
    by Investing Activities                                    500,296              (303,183)
                                                    ------------------    ------------------







      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                       Nine Months           Nine Months
                                                          Ended                 Ended
                                                    September 30, 2003    September 30, 2002*
                                                    ------------------    ------------------
Cash Flows Provided (Required) by
  Financing Activities:
     Proceeds From Issuance of Common Stock                     50,000                     0
     Reduction of Long-Term Loans                                    0              (173,888)
     Repayments of Loans, Fees and
       Accrued Salaries Due Related Parties                   (848,597)                    0
     Proceeds of Loans From
       Related Parties                                          19,300               643,520
                                                    ------------------    ------------------

Net Cash Provided (Required) by
  Financing Activities                                        (779,297)              469,632
                                                    ------------------    ------------------

Net Increase (Decrease) in Cash                                 19,992              (169,736)
Cash at Beginning of Period                                    193,669               397,491
                                                    ------------------    ------------------
Cash at End of Period                               $          213,661    $          227,755
                                                    ==================    ==================

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                    $           33,143    $           31,443
                                                    ==================    ==================

      Cash Payments for Income Taxes                $                0    $                0
                                                    ==================    ==================
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                          $          317,814    $          391,265
      Deposit - Pipeline Acquisition                                 0               355,000
      Payment of Accounts Payable                               62,500               508,000
      Repayment of Loans                                       198,767                     0
      Litigation Settlement                                          0               492,000
      Prepayment of Consulting Contract                              0               645,000
      Prepayment of Financing Fee                                    0               832,000
      Prepayment of Legal Fees                                  18,750                     0
      Repayment of Loans and Accrued
        Salaries From Related Parties                          866,157               738,621
                                                    ------------------    ------------------

      Total Non-Cash Financing Activities           $        1,463,988    $        3,961,886
                                                    ==================    ==================


*The statement of  consolidated  cash flows for the nine months ended  September
30, 2002 has been reclassified (Note 2) to conform with the December 31, 2002 presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2002 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002 to reflect these losses from discontinued operations.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding common stock of Tidelands Gas Corporation and Tidelands Oil Corporation to an officer of the Company for the net book value of $48,471.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at September 30, 2003 is as follows:

                                                                  Estimated
                                                                Economic Life
                                                                -------------

         Equipment and
            Leasehold Improvements          $       18,252        3-10 Years
         Pipelines                                 431,560          15 Years
         Processing Plant                          166,410          15 Years
                                            --------------
                   Total                           616,222
         Less Accumulated Depreciation             136,003
                                            --------------
                   Total                    $      480,219
                                            ==============

NOTE 4 - LITIGATION
------   ----------

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

         In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its restricted common stock to various partners of ZG Gathering, Ltd. The company believes that the aforementioned promissory note and shares of restricted common stock will be cancelled based upon the outcome of the litigation described above. Accordingly, the Company's financial statements reflect that position.

         The Company settled the Viejo Ranch Ltd. lawsuit on October 29, 2003 by executing a Release and Settlement Agreement and the payment of $6,000.


NOTE 5 - OTHER
------   -----
         On September 10, 2003, the Company issued 600,000 restricted common shares which were approved August 15, 2003 to 34479 Yukon, Inc. for consulting services valued at $62,400.

         On September 12, 2003, the Company issued 500,000 restricted common shares which were approved August 15, 2003 to C. Siddons for consulting services valued at $52,000.

         On September 22, 2003, the Company issued 300,000 restricted common shares which were approved August 15, 2003 to Marcello Kochen for consulting services valued at $31,200.

         On September 16, 2003, the Company issued 600,000 common shares which were approved August 15, 2003 to it's attorney for 2003 legal services valued at $75,000.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - OTHER (CONTINUED)
------   -----------------

         On September 2, 2003, the Company approved the issuance of 13,200 restricted common shares to James B. Smith for September officer's salary valued at $6,667.


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

         The company recorded a gain on the partial sale of the two subsidiaries of $1,533,731.

NOTE 7 - SUBSEQUENT EVENTS
------   -----------------

         Reef International, LLC completed the natural gas pipeline and metering facilities construction during the third quarter of 2003. On November 1 natural gas transportation commenced.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Business Overview

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has two subsidiaries named Rio Bravo Energy, LLC, and Sonora Pipeline, LLC, . The Company's plan of operations has been refocused towards our gas processing plant and pipeline interest along with a new international pipeline crossing.

Tidelands Oil & Gas Corporation organized two Texas Limited Liability companies, Rio Bravo Energy, LLC and Sonora Pipeline, LLC.

Rio Bravo Energy, LLC was formed on August 10, 1998. It was formed primarily to operate the Chittim Gas Processing Plant. Rio Bravo Energy, LLC. purchased the Chittim gas processing plant from Conoco, Inc. This plant was purchased by Rio Bravo in 1999 and processed natural gas from Conoco Oil's Sacatosa Field which consists of approximately 3000 wells. The gas plant has the capability to fractionate the natural gas into commercial grade propane and butane. However, in October 2002, Rio Bravo temporarily shut down the plant due to low volume of gas and plans to reopen the plant sometime in the near term utilizing gas produced from third party producers before going to our international crossing. This future processing operation could maximixe the plant capacity thereby allowing more liquids to be stripped from the gas, thus complimenting our future propane/butane terminal and crossing into Mexico.

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

In the future, Rio Bravo intends to ship all propane and butane products to Mexico and to sell natural gasolines to domestic customers. We believe the plant will be operating at full capacity with our fractionating facilities also running at maximum capacity.

The  Texas  Railroad  Commission   regulates  all  aspects  of  the  production,
transportation and processing of petroleum products.

Reef International, LLC was formed to obtain permits and construct two international pipeline crossings between Texas and Mexico. The pipelines when constructed will transport natural gas to Piedra Negras, Mexico for distribution by CONAGAS (Cianacional DE Gas, S.A. DE C.V.). Reef intends to transport propane and butane into Mexico via its propane/butane terminal to be constructed on the U.S. side of the river. Reef has been successful in obtaining presidential permits for both the natural gas and the propane/butane crossings. Reef Marketing, LLC was formed as a marketing company to market all gas and propane/butane into Mexico.

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

Reef International, LLC completed the natural gas pipeline and metering facilities construction during the third quarter of 2003. On November 1 natural gas transportation commenced.


RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $123,922 from continuing operations for the nine months ended September 30, 2003 as compared with revenues from continuing operations of $640,632 for the nine months ended September 30, 2002. The revenue reductions were due to the temporary closing of our Gas Processing Plant.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,996,480 for the nine months ended September 30, 2002 to $981,720 for the nine months ended September 30, 2003.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $409,022 for nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003. The reduction of $409,022 was due to the temporary closing of our Gas Processing Plant.

OPERATING EXPENSES: Other operating expenses from continuing operations decreased from $1,587,458 for nine months ended September 30, 2002 to $981,720 for the nine months ended September 30, 2003. The decrease of $605,738 was due to the temporary closing of our Gas Processing Plant and reduced selling, general and administrative expenses.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expense from continuing operations decreased from $1,107,100 for the nine months ended September 30, 2002 to $660,447 for the nine months ended September 30, 2003. The decrease of $446,653 was primarily due to decreased consulting and legal fees and financing costs.

INCOME TAX: The pretax loss improved from ($2,094,274) for the nine months ended September 30, 2002 to net income of $675,083 for the nine months ended September 30, 2003 an improvement of $2,769,357 due substantially to the gain on the partial sale of a subsidiary and a non-recurring expense in 2002.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the nine months ended September 30, 2003 totaled $98,360 as compared with $303,183 for the nine months ended September 30, 2002. The decrease of $204,823 consists primarily of lower pre-construction costs regarding our international pipeline crossing to Mexico.

Total debt decreased from $3,915,273 at December 31, 2002 to $1,203,437 at September 30, 2003. Total debt as of September 30, 2003 and December 31, 2002 expressed as a percentage of the sum of total debt and shareholders' equity was 140.49% and 283.85% respectively.

Net income for the nine months ended September 30, 2003 was $675,083 an increase of 132.23% from the net loss of ($2,094,274) for the nine months ended September 30, 2002. Diluted net loss per common share improved 128.78% to $0.02. The net income per share calculation for the nine months ended September 30, 2003 included an increase in actual and equivalent shares outstanding.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         On October 29, 2003, we settled the El Viejo Ranch lawsuit. We entered into a Release and Settlement Agreement and paid El Veijo Ranch the sum of $6,000.

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities

         During the third quarter of 2003 the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The following shares were authorized for issuance by the board of directors on August 15, 2003:

         On September 2, 2003, we authorized the issuance of 13,200 common shares to Jim Smith valued at $6,667. This represents his September salary.

         On September 10, 2003, we issued 600,000 common shares to 34479 Yukon, Inc., for consulting services valued at $62,400.

         On September 12, we issued 500,000 common shares to C. Siddons for consulting services valued at $52,000.

         On September 22, 2003, we issued 300,000 common shares to Marcello Kochen for consulting services valued at 31,200.

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

Item 5.  Other Information.

         On August 16, 2003, we employed James B. Smith to act as an Executive Vice President and Chief Financial Officer. We offered Mr. Smith a one-year employment agreement. Mr. Smith's compensation will be paid $6,700 per month payable in common stock at the rate of 13,700 common shares. We granted Mr. Smith common stock options to acquire 500,000 shares for $110,000 Dollars. The option may be exercised commencing February 15, 2004 and expires on, or before March 1, 2005.

Mr. Smith received a Bachelor of Science from Texas A&M University and a Master of Professional Accounting degree from the McCombs School of Business at the University of Texas, Austin. He is licensed as a Certified Public Accountant in Texas and Colorado. From 1996 through 2001, he directed the financial affairs and tax planning for several closely held corporations engaged in land development in Colorado. From 2000 through 2003, he served as Chief Financial Officer for Starr Produce Company, a major produce company with significant subsidiaries in real estate development and agri-business.


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

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K. During the third quarter of 2003 we did not file any Current Reports on Form 8-K.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003

TIDELANDS OIL & GAS CORPORATION


 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: President, CEO

 /s/ James B. Smith
----------------------------
By: James B. Smith
Title: Vice President, CFO