Form 10KSB
period 2003-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2004-03-30
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003
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


                  1862 West Bitters Rd., San Antonio, TX 78410
                     (Address of principal executive office)

                                 (210) 764-8642
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $178,856 for the year ended December 31, 2003.

This report contains a total of 37 pages. The Exhibit Index appears on page 15.

As of December 31, 2003, there were 44,825,302 shares of the issuer's common stock outstanding. The aggregate market value of the 35,856,422 shares of the issuer's voting stock held by non-affiliates was $70,995,716 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2003



                                                                            Page
                                                                            ----


PART I.....................................................................    3

ITEM 1.  Business..........................................................    3
ITEM 2.  Properties........................................................    4
ITEM 3.  Legal Proceedings.................................................    4
ITEM 4.  Submission of Matters to vote of Security Holders.................    5

PART II....................................................................    5

ITEM 5.  Market for Common Equity and Related Stockholder Matters..........    5
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................    6
ITEM 7.  Financial Statements..............................................   10
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure..........................................   10
ITEM 8A. Controls and Procedures...........................................   10

PART III...................................................................   10

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act......   10
ITEM 10.  Executive Compensation...........................................   13
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management...   14
ITEM 12.  Certain Relationships and Related Transactions...................   15
ITEM 13.  Exhibits and Reports on Form 8-K.................................   15
ITEM 14.  Principal Accounting Fees and Services...........................   15
SIGNATURES.................................................................   16
EXHIBIT INDEX..............................................................   17

                                     PART I



ITEM 1.  Business.

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has two wholly owned subsidiaries named Rio Bravo Energy, LLC, and Sonora Pipeline, LLC. The Company also owns a 25% limited partnership interest in Reef Ventures, L.P. as described below.

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which processing would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. Management plans to reopen the plant when adequate volumes of gas from third party producers makes plant operations economically attractive. The market for the products of plant operation could include our future propane/butane terminal and pipeline crossing into Mexico.

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. The assets of this company were acquired in conjunction with the Chittim Gas Processing Plant acquisition and, when operational, would generate revenue from transportation fees to be charged to third party gas producers shipping natural gas to the gas plant owned by Rio Bravo Energy LLC.

On April 16, 2003, the Company sold a Seventy-five (75%) interest in our wholly owned subsidiaries, Reef International, L.L.C. and Reef Marketing, L.L.C. for $1,960,867. The L.L.C. interests were acquired by Impact International, L.L.C. (99% of the 75%) and Coahuila Pipeline, L.L.C. (1% of the 75%). Immediately after the transactions, Tidelands, Impact International and Coahuila transferred their respective interests in both Reef L.L.C.'s to Reef Ventures, L.P., a Texas limited partnership. Tidelands retained a 25% interest in Reef Ventures, L.P. Reef International, L.L.C. is the holder of United States, Texas permits for the construction, ownership, operation and maintenance of a twelve (12") pipeline and a six (6") liquids line (together with loading and unloading facilities) from Eagle Pass, Texas to Piedras Negras, Mexico. Reef Marketing, L.L.C. was organized for the marketing, gathering and transportation of natural gas and natural gas liquids from Eagle Pass, Texas to Piedras Negras, Mexico.

Impact International LLC and Coahuila Pipeline LLC fully funded the capital required for construction of the Reef Ventures, L.P. natural gas pipeline and related metering facilities. Full operation of these assets by the partnership began on November 1, 2003. Under the terms of the partnership agreement, no income or loss is allocable to Tidelands Oil & Gas Corporation's 25% limited partnership interest until such time as Impact and Coahuila have recovered 150% of their capital contributions. Additionally, Impact has agreed to finance the construction of the 6 inch propane/butane liquids pipeline subject to the negotiation and execution of definitive agreements. The liquids pipeline financial commitment is $2,723,226. Impact's total financial commitment to Tidelands regarding the sale of the Reef interests and pipeline construction is not to exceed $8,000,000.

Competition

         Tidelands will compete for gas suppliers and petroleum product purchasers. This competition will be against companies with greater financial and other resources. Competitive factors will include price, contract terms and quality of service, including pipeline connection times and distribution efficiencies and financial resources. The Company will face competition from other midstream energy companies, including competition from U.S. and international midstream energy companies.

Employees

The Company has six employees, including the Company officers and two clerical and accounting personnel.

ITEM 2.  Properties

         Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick, County, Texas. This entity has no significant encumbrances other than a $213,059 account payable owed to ConocoPhillips Inc. which was paid in full on February 24, 2004. The plant is currently shut down until adequate volumes of natural gas suitable for processing is acquired.

         Sonora Pipeline, LLC owns the Sonora Pipeline network consisting of approximately 80 miles of pipeline. No significant encumbrances exist with respect to the assets of this company. The pipeline is currently inactive and will be used primarily to transport natural gas from third party producers to supply feedstock for the Chittim Gas Processing Plant owned by Rio Bravo Energy LLC.

         Reef Ventures, L.P. owns and operates the international natural gas pipeline and related facilities located in Maverick County, Texas and Coahuila, Mexico. Tidelands owns a 25% limited partnership interest in this entity and has no significant liability for capital contributions to this entity nor does it have any liability for the debts of the entity.

         We moved our executive offices on August 1, 2003 from 13330 Leopard Street, Corpus Christi, Texas to 1862 West Bitters Road, San Antonio, Texas. The lease for our San Antonio office runs from August 1, 2003 to February 28, 2005 at $3,400 per month. The Corpus Christi office rent was $2,050 per month. Our total rent expense for 2003 was $28,100.

ITEM 3.  Legal Proceedings

Matter No. 1
------------

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

Matter No. 2.

         On October 29, 2003, we settled the El Viejo Ranch lawsuit. We entered into a Release and Settlement Agreement and paid El Veijo Ranch the sum of $6,000.

ITEM 4.  Submission of Matters to vote of Security Holders

         No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2003.

                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. Table 1. sets forth the high and low bid information for each quarter during the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quarterly trade and quote data provided by NASDAQ OTC Bulletin Board.

Table 1.

Bid Information

Fiscal Quarter Ended
                                High             Low

December 31, 2003               2.57            0.75
September 30, 2003              1.05            0.24
June 30, 2003                   0.47            0.20
March 31, 2003                  0.40            0.15

December 31, 2002               0.26            0.24
September 30, 2002              0.34            0.34
June 30, 2002                   0.58            0.53
March 31, 2002                  1.09            0.88

         According to our stock transfer agency records, the Company had 105 active shareholders of our common stock as of December 31, 2003 holding common shares.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2003, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

         We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

         During the period October 1 through December 31, 2003, we issued the following securities in exempt transactions not requiring registration:

         On October 3, 2003, we issued 60,000 common shares to Barry Gross for investor public relations services valued at $38,700.

         On October 29, 2003, we issued 150,000 common shares to Carl Hessel for investment banking services valued at $148,500.

         On October 29, 2003, we issued 200,000 common shares to C. Siddons for consulting services valued at $198,000.

         On November 1, 2003, we issued 500,000 common shares to David Zirulniksff for consulting services valued at $625,000.

         On November 1, 2003, we issued 200,000 common shares to Marcello Kochen for consulting services valued at $250,000.

         On November 4, 2003, we issued 300,000 common shares to C. Siddons for consulting services valued at $375,000.

         On November 14, 2003, we issued 150,000 common shares to Carl Hessel for investment banking services valued at $187,500.

         On November 14, 2003, we issued 300,000 common shares to Milo Resources for consulting services valued at $375,000.

         On November 24, 2003, we issued 581,395 common shares for $1,000,000.

         We believe all of the above described common stock was issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, and are deemed restricted securities.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has two wholly owned subsidiaries named Rio Bravo Energy, LLC, and Sonora Pipeline, LLC. The Company also owns a 25% limited partnership interest in Reef Ventures, L.P. as described above.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $178,856 from continuing operations for the twelve months ended December 31, 2003 as compared with revenues from continuing operations of $709,662 for the twelve months ended December 31, 2002. The revenue reductions were due to the temporary closing of our Gas Processing Plant. Management fee revenue earned from services rendered during construction of the international natural gas pipeline crossing totaled $155,000.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $4,454,087 for the twelve months ended December 31, 2002 to $3,061,068 for the twelve months ended December 31, 2003. While general and administrative expenses remained relatively constant from year to year, expenses related to gas purchases and operation of the gas processing plant decreased by $735,794 in 2003 compared to 2002 due to the temporary shut down of the gas processing plant. The remaining decrease in total costs and expenses is primarily a result of the absence of litigation settlement costs and goodwill impairment charges in 2003 versus $544,910 incurred in 2002 and a reduction of interest expense by $37,662 for the year ended December 31, 2003 versus December 31, 2002.

COST OF SALES: The cost of sales (purchases) from continuing operations decreased from $529,332 for twelve months ended December 31, 2002 to $-0- for the twelve months ended December 31, 2003. This reduction was due to the temporary closing of our Gas Processing Plant.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $234,229 for the twelve months ended December 31, 2002 to $27,767 for the twelve months ended December 31, 2003. The decrease of $206,462 was due to the temporary closing of our Gas Processing Plant.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expense from continuing operations increased from $3,013,606 for the twelve months ended December 31, 2002 to $2,937,132 for the twelve months ended December 31, 2003. The decrease of $76,474 was due to a variety of factors including increased travel expenses for investigation of new business opportunities and the hiring of new employees offset against a reduction of a number of other expenses.

INCOME TAX: The pretax loss improved from ($4,060,772) for the twelve months ended December 31, 2002 to ($1,348,481) for the twelve months ended December 31, 2003, an improvement of $2,712,291 due substantially to the gain on the partial sale of a subsidiary, non-recurring litigation settlement expenses and goodwill impairment, and a loss from discontinued operations in 2002.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the twelve months ended December 31, 2003 totaled $134,505, as compared with $353,820 for the twelve months ended December 31, 2002. The decrease of $219,315 consists primarily of lower pre-construction costs for projects under development.

Total debt decreased from $3,915,273 at December 31, 2002 to $1,138,905 at December 31, 2003. Total debt as of December 31, 2003 and December 31, 2002 expressed as a percentage of the sum of total debt and shareholders' equity was 70.15% and 283.85% respectively.

Net loss for the twelve months ended December 31, 2003 was ($1,348,481) a decrease of 301.14% from the net loss of ($4,060,772) for the twelve months ended December 31, 2002. Diluted net loss per common share improved 466.67% to ($0.03). The net loss per share calculation for the twelve months ended December 31, 2003 included an increase in actual and equivalent shares outstanding.

As detailed above, the Company has experienced significant improvement with respect to its financial condition in the past year. Total debt and capital commitments required for projects have been dramatically reduced from prior year levels due to actions undertaken by the Company in fiscal 2003. Debt was reduced by the sale of the interests in the Reef LLC's and the cost of financing the Eagle Pass/Piedras Negras, MX projects for natural gas and natural gas liquids was shifted to joint venture partners.

Improvement in the ability to fund ongoing operations has also occurred as a result of actions taken in 2003. At December 31, 2003, the Company had received $1,000,000 of the $5,083,335 total funding commitment with respect to the private placement of 3,303,618 restricted common shares with Margaux Investment Management Group, S.A. and associated entity. On February 11, 2004, the Company received the final disbursement of funds which fulfilled the full $5,083,335 commitment. Management anticipates that sufficient liquidity and capital resources currently exists to fund our operations with respect to recurring operating expenses, debt service and project pre-construction expenditures for planned projects in the upcoming fiscal year.

However, additional borrowing, formation of joint ventures, and/or sale of additional shares of stock will be necessary to fund actual construction of newly planned projects such as the Burgos Basin gas storage facility which is currently in the pre-construction phase of development. Other projects currently in the feasibility study phase include bi-directional natural gas liquid (NGL) and natural gas pipeline crossings and pipeline infrastructure projects in the interior regions of Mexico. It is expected that the capital required for the development of the various projects under consideration by the Company will exceed $100,000,000. Until these projects are constructed and operating, the Company does not expect to receive significant revenues and must rely on existing cash resources and future borrowings and/or equity issuance. Management's focus in the future, therefore, will be to safeguard the adequacy of working capital through additional funding combined with conservation of cash resources, while continuing to fund new project development opportunities with the highest returns. Additional efforts will be made to secure gas supplies in order to utilize idle assets owned by the Company's subsidiary companies.

Management believes that market forces continue to justify the Company's efforts to provide midstream energy projects for the cross-border and Mexican natural gas marketplace. The industrialized northern region of Mexico continues to demand increasing imports of natural gas and natural gas liquids for industrial, power generation and residential customers. Low levels of investment in exploration and production as well as infrastructure for natural gas and NGL's in Mexico are expected to continue absent significant constitutional law changes, thus presenting niche market participants such as Tidelands with selected business opportunities.

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

ITEM 7.  Financial Statements

                          Index to Financial Statements


Independent Accountant's Report.......................................    F-3
Financial Statements
       Balance Sheet..................................................    F-4
       Statements of Stockholders' Equity.............................    F-5
       Statements of Operations.......................................    F-6
       Statements of Cash Flows.......................................F-7 - F-8
       Notes to Financial Statements..................................F-9 - F-21

ITEM 8. Changes In and Disagreements With Accountants o Accounting and Financial Disclosure.

           None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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


PART III

ITEM  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons:
          Compliance With Section 16(a) of the Exchange Act


         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2003. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

Name               Age       Position or officer                Appointment Date
--------------------------------------------------------------------------------

Michael Ward       47       Director, President, CEO            October 21, 1998
Royis Ward (1)     70       Director, Secretary                 October 21, 1998
James B. Smith     50        Vice President, CFO                August 16, 2003
Ahmed Karim        31       Director,  Vice President           October 21, 1998

Note:
(1) Royis Ward resigned as an officer and director effective October 1, 2003.

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

         Royis Ward was the Secretary/Treasurer and a Director of the Company and the President of Tidelands Oil Corporation. Mr. Ward has served in his present capacities since October 21, 1998. He has been engaged in the oil and gas industry since graduation from Tyler Junior College, Tyler, Texas in 1952. Initially, he was employed as a production superintendent and landman for Coffield & Guthrie, Inc., a large independent oil and gas operator and thereafter placed in charge of pipeline and drilling operations from 1952-1955. In 1955. he began to develop oil and gas properties for his own account as an independent oil and gas operator throughout the southwest until 1962. At that time, he became President of Omega Petroleum Corporation, Shreveport, Louisiana. Thereafter, he continued as an independent oil and gas operator drilling individual in excess of 50 wells in the South Texas Area. In 1968, he became the President and CEO of Omega Minerals, Inc. and was instrumental in acquiring vast oil and gas properties by drilling, development, and re-acquisitions. In 1985, Tidelands Oil Corporation, a Texas Corporation, was formed for the purpose of drilling and developing oil and gas properties in South Texas. Royis Ward is the father of Michael Ward. Mr. Ward resigned effective October 1, 2003.

         On August 16, 2003, we employed James B. Smith to act as an Vice President and Chief Financial Officer. We offered Mr. Smith a one-year employment agreement. Mr. Smith's compensation is $80,000 per year. We granted Mr. Smith common stock options to acquire 500,000 shares for $110,000 Dollars. The option may be exercised commencing February 15, 2004 and expires on, or before March 1, 2005.

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

         Ahmed Karim Vice President and director of the Company. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995 is business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows: (1) Royis Ward, former office and director, failed to file eleven Forms 4's representing 13 transactions, Statement of Changes in Beneficial Ownership of Securities, during the 90 day period following his resignation, he also did not file a Form 5, Statement of Annual Beneficial Ownership due February 14, 2003, (2) Ahmed Karim, director and vice president, failed to file six Forms 4, representing eight transactions during 2003 and a Form 5 due February 14, 2003, (3) Michael Ward, director and president, failed to file a Form 5 due February 14, 2003.

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

ITEM 10. Executive Compensation

         The following sets forth the compensation of the officers of the Company in the year ended December 31, 2003.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2003 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.                                                                Stock
                                                                      Underlying
Name and Positon           Year        Salary/Fee     Bonus            Options

Michael Ward, Pres.        2003         $120,000       -0-              500,000
Royis Ward, Sec/Trea.      2003         $ 90,000     $25,000            500,000
James Smith, CFO           2003         $ 30,000       -0-              500,000
Ahmed Karim, V.P.          2003         $ 48,000       -0-              500,000

Executive Officer Compensation

         During 2003, the Company had four executive officers, Michael Ward, Royis Ward, James B. Smith and Ahmed Karim. Michael Ward's annual salary is $120,000. Royis Ward's annual salary is $120,000. The company has paid these salaries to April 30, 2003 and the unpaid amounts are due and accruing. Royis Ward resigned his officer and director positions on October 1, 2003 and received a $25,000 severance entitlement, which was also accrued. James B. Smith's annual salary was $80,000 beginning August 16, 2003, his employment date. As of December 31, 2003, salaries of $185,000 from May 1, 2003 were accrued including Royis Ward's severance pay.

Director Compensation

         On April 11, 2001, the Company agreed to compensate a director for services provided at the rate of $5,000 per month until June 30, 2003 and $3,000 per month thereafter. For the year ended December 31, 2003, we incurred $48,000 for director compensation of which $18,000 is still due as of December 31, 2003. There are no other formal or informal understandings or arrangements relating to compensation.

         On February 5, 2003, we granted Michael Ward, Royis Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. On August 16, 2003, we granted James B. Smith common stock options to purchase 500,000 shares at $0.22 per share. The options expire March 5, 2005.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the Common Stock ownership information as of December 31, 2003, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 44,825,302 shares issued and outstanding as of December 31, 2003.

(a) Beneficial Ownership of more than 5% based on 55,842,107 common shares assuming the exercise of all outstanding stock options and the stock purchase warrants.

Beneficial Ownership of 5%.

Table 1.

    (1)              (2)                          (3)                 (4)
Title of Class   Name and Address           Amount and Nature   Percent of Class
Common Stock

Common        Redec & Associates
              2800 Island Blvd., Ste. 604       4,000,000              7.16%
              Williams Islands, FL 33160

Warrants      Impact International, LLC (1)     8,516,807             15.25%
              111 W. 5th St. Ste.720
              Tulsa, OK 74103

Total                                          12,516,807             22.41%

Notes:

(1) This number represents common stock available under the terms and conditions of a Stock Purchase Warrant Agreement where Impact has the right to acquire 19% of the issued and outstanding common stock of the company. The warrant agreement is subject to an anti-dilution provision. Impact has given the company notice of its intent to exercise all warrants under the cash less exercise provisions of the Stock Warrant Agreement. We have not issued any common shares to date.


(b) Security Ownership of Management. Based on 55,842,107 common shares as set forth in (a) above as of December 31, 2003.

         Table 2.

Title of Class   Name and Address           Amount and Nature   Percent of Class

Common        Michael Ward                    6,317,038 (2)           11.31%
              13707 Bluffgate
              San Antonio, TX

Common        Royis Ward (1)                  3,541,674 (2)            6.34%
              2600 Sherri Ln.
              Flower Mound, TX

Common        James B. Smith                    607,668 (2)            1.09%
              309 Wollschlaegar
              Boerne, TX

Common        Ahmed Karim                       502,500 (2)             .90%
              1532 Woods Dr.
              N. Vancouver, B.C.
              Canada V7R 1A9

Total                                        10,968,880               19.64%

Directors and Management as a group owned 20.01% of the Company's issued and outstanding stock.

Notes:

(1) Royis Ward resigned his officer and director positions effective October 1, 2003.

(2) The figure includes 500,000 common stock options which are immediately exercisable at $0.22 per share. None of these options has been exercised to date.

ITEM 12.  Certain Relationships and Related Transactions

         During 2003, the Company had four executive officers, Michael Ward, Royis Ward, James B. Smith and Ahmmed Karim. Michael Ward's annual salary is $120,000. Royis Ward's annual salary is $120,000. The company has paid these salaries to April 30, 2003 and the unpaid amounts are due and accruing. Royis Ward resigned his officer and director positions on October 1, 2003 and received a $25,000 severance entitlement, which was also accrued. James B. Smith's annual salary was $80,000 beginning August 16, 2003, his employment date. As of December 31, 2003, salaries of $185,000 from May 1, 2003 were accrued including Royis Ward's severance pay.

         On February 5, 2003, we granted Michael Ward, Royis Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. On August 16, 2003, we granted James B. Smith common stock options to purchase 500,000 shares at $0.22 per share. The options expire March 5, 2005.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the issued and outstanding common stock of Tidelands Oil Corporation, a Texas corporation and Tidelands Gas Corporation, a Texas corporation, to Royis Ward for a total price of $48,471. This amount was offset against his officer loan of $117,492. See Note 5 to the attached financial statements.

         On April 11, 2001, the Company agreed to compensate a director for services provided at the rate of $5,000 per month until June 30, 2003 and $3,000 per month thereafter. For the year ended December 31, 2003, we incurred $48,000 for these services of which $18,000 is still due as of December 31, 2003. There are no other formal or informal understandings or arrangements relating to compensation.

 ITEM 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.


         1. No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.


(b)      Exhibits

         *3.1     Articles of Incorporation of Tidelands Oil & Gas Corporation.,
                  a Nevada corporation, formerly C2 Technologies, Inc.
         *3.2     Articles  of  Amendment   Tidelands  Oil  &  Gas  Corporation,
                  formerly C2 Technologies, Inc.
         *3.3     Bylaws of Tidelands Oil & Gas Corporation
         *21      List of Subsidiaries
         20.1     Code of Ethical Conduct
         23       Consent of Independent Certifying Accountant
         31.1     Chief Executive  Officer-Section 302 Certification pursuant to
                  Sarbane- Oxley Act.
         31.2     Chief Financial Officer- Section 302 Certification pursuant to
                  Sarbane-Oxley Act.
         32.1     Chief Executive  Officer-Section 906 Certification pursuant to
                  Sarbane-Oxley Act.
         32.2     Chief Financial Officer- Section 906 Certification pursuant to
                  Sarbane-Oxley Act.

*        Previously filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.


                                           Year End           Year End
                                           12-31-03           12-31-02

(1)      Audit Fees                        $ 49,324           $ 41,926
(2)      Audit-related Fees                       0                  0
(3)      Tax Fees                                 0                  0
(4)      All other fees                           0                  0
                                           --------           --------
                                           $ 49,324           $ 41,926
                                           ========           ========

Total Fees

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2004.

                                      TIDELANDS OIL & GAS CORPORATION


                                      BY: /s/ Mike Ward
                                         ---------------------------------------
                                         Michael Ward, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 2004                   /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


                                       /s/ James B. Smith
                                      ------------------------------------------
                                      James B. Smith, Senior Vice President, CFO


                                       /s/ Ahmed Karim
                                      ------------------------------------------
                                      Ahmed Karim
                                      Vice President, Director

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT........................................         F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet......................................         F-4

    Statements of  Consolidated Stockholders' Equity................         F-5

    Statements of Consolidated Operations ..........................         F-6

    Statements of Consolidated Cash Flows............................  F-7 - F-8

    Notes to Consolidated Financial Statements ...................... F-9 - F-21

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071







                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Tidelands Oil & Gas Corporation as of December 31, 2003, and the related consolidated statements of stockholders' equity (deficit), operations, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2003 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
March 25, 2004

                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
                                     ------


Current Assets:
      Cash                                                         $    894,457
      Accounts and Loans Receivable                                         228
      Prepaid Expenses (Note 3)                                          22,209
                                                                   ------------
         Total Current Assets                                           916,894
                                                                   ------------

Property Plant and Equipment, Net (Notes 1,4)                           604,192
                                                                   ------------

Investment - Reef Ventures, L.P.  (Note 13)                              98,629
                                                                   ------------

Other Assets:
      Deposits                                                            3,800
                                                                   ------------

         Total Assets                                              $  1,623,515
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Accounts Payable and Accrued Expenses                        $    813,905
      Current Maturities of Long-Term Debt
      (Note 6)                                                          325,000
                                                                   ------------

         Total Current Liabilities                                    1,138,905

Long-Term Debt                                                             --

Due to Related Parties (Note 5)                                            --
                                                                   ------------

         Total Liabilities                                            1,138,905
                                                                   ------------

Commitments and Contingencies (Notes 11,12, 13)

Stockholders' Equity:
      Common Stock, $.001 Par Value Per Share,
        100,000,000 Shares Authorized, 44,825,302
        Shares Issued and Outstanding                                    44,826
      Paid-in Capital in Excess of Par Value                         11,072,987
      Subscriptions Receivable                                          (18,000)
      Accumulated (Deficit)                                         (10,615,203)
                                                                   ------------
         Total Stockholders' Equity                                     484,610
                                                                   ------------

         Total Liabilities and Stockholders' Equity                $  1,623,515
                                                                   ============




           See Accompanying Notes to Consolidated Financial Statements
                                       F-4


                        TIDELANDS OIL AND GAS CORPORATION
            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                       Total
                                                                 Additional         Stock                          Stockholders'
                                   Common          Stock          Paid-In        Subscription     Accumulated         Equity/
                                   Shares          Amount         Capital         Receivable        (Deficit)        (Deficit)
                                -------------   -------------   -------------    -------------    -------------    -------------
Balance -
  December 31, 2001                24,154,900   $      24,156   $   3,017,751    $     (18,000)   $  (5,205,950)   $  (2,182,043)

Common Stock
  Issued for Cash                     400,000             400          99,600             --               --            100,000

Issuances of Common
  Stock for Services                4,507,500           4,507       1,763,758             --               --          1,768,265

Issuance of Common
  Stock for Conversion
  of  Related Party Debt            1,967,016           1,967         676,653             --               --            678,620

Issuance of Common
  Stock for Conversion
  Of Deferred Director's Fees         173,913             174          59,826             --               --             60,000

Issuance of Common Stock
  in Payment of Litigation
  Settlement                        1,200,000           1,200         490,800             --               --            492,000

Issuance of Common Stock
  in Payment of Legal Fees
  in Connection With the
  Litigation                        1,000,000           1,000         551,000             --               --            552,000

Issuance of Common Stock
  For Conversion of Accrued
  Legal Fee and Accrued-
  Interest                            280,000             280          55,720             --               --             56,000

Net Loss                                 --              --              --               --         (4,060,772)      (4,060,772)
                                -------------   -------------   -------------    -------------    -------------    -------------
Balance -
  December 31, 2002                33,683,329          33,684       6,715,108          (18,000)      (9,266,722)      (2,535,930)

Common Stock Issued
  For Cash                            781,395             781       1,049,219             --               --          1,050,000

Common Stock Issued
  For Services Regarding
  $1,000,000 Sale of
  Common Stock                        300,000             300         335,700             --               --            336,000

Fee for Services re: Sale
  of Common Stock                        --              --          (336,000)            --               --           (336,000)

Issuances of Common Stock
  For Services                      4,323,500           4,324       2,187,273             --               --          2,191,597

Issuances of Common
  Stock for Conversion of
  Deferred Officers'
  Salaries                          3,596,169           3,596         787,561             --               --            791,157

Issuance of Common Stock
  For Conversion of Deferred
  Director's Fees                     340,909             341          74,659             --               --             75,000

Issuance of Common
  Stock for Conversion of
  Accrued Legal Fees                  500,000             500          62,000             --               --             62,500

Issuance of Common Stock
  For Conversion of Notes
  Payable                           1,300,000           1,300         197,467             --               --            198,767

Net Loss                                 --              --              --               --         (1,348,481)      (1,348,481)
                                -------------   -------------   -------------    -------------    -------------    -------------

Balance -
  December 31, 2003                44,825,302   $      44,826   $  11,072,987    $     (18,000)   $ (10,615,203)   $     484,610
                                =============   =============   =============    =============    =============    =============

           See Accompanying Notes to Consolidated Financial Statements
                                       F-5

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
Revenues:
      Gas Processing Sales                         $          0    $    702,086
      Other                                             178,856           7,576
                                                   ------------    ------------
           Total Revenues                               178,856         709,662
                                                   ------------    ------------

Expenses:
      Purchases                                            --           529,332
      Operating Expenses                                 27,767         234,229
      Depreciation and Amortization                      43,006          41,185
      Interest                                           53,163          90,825
      Litigation Settlement                                --           492,000
      Officers & Directors Salaries & Fees              313,000         300,000
      Impairment of Goodwill                               --            52,910
      General and Administrative                      2,624,132       2,713,606
                                                   ------------    ------------
         Total Expenses                               3,061,068       4,454,087
                                                   ------------    ------------

Net (Loss) From Continuing Operations                (2,882,212)     (3,744,425)
Gain on Sale of Subsidiary (Note 13)                  1,533,731            --
(Loss) From Discontinued Operations (Note 2)               --          (316,347)
                                                   ------------    ------------

Net (Loss)                                         $ (1,348,481)   $ (4,060,772)
                                                   ============    ============

Net (Loss) Per Common Share:
      Basic
      Loss From Continuing Operations              $      (0.07)   $      (0.13)
      Gain on Sale of Subsidiary                           0.04            0.00
      Loss From Discontinued Operations                    0.00           (0.01)
                                                   ------------    ------------
           Total                                   $      (0.03)   $      (0.14)
                                                   ============    ============
Weighted Average Number of Common
       Shares Outstanding, Basic                     39,254,316      28,919,115
                                                   ============    ============

      Diluted
      Loss From Continuing Operations              $      (0.07)   $      (0.13)
      Gain on Sale of Subsidiary                           0.04            0.00
      Loss From Discontinued Operations                    0.00           (0.01)
                                                   ------------    ------------
           Total                                   $      (0.03)   $      (0.14)
                                                   ============    ============
Weighted Average Number of Common
    Shares Outstanding, Diluted                      44,764,219      28,944,115
                                                   ============    ============






           See Accompanying Notes to Consolidated Financial Statements
                                       F-6

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED


                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------


Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                        $ (1,348,481)   $ (3,744,425)
      Discontinued Operations                              --          (316,347)
    Adjustments to Reconcile Net (Loss)
         to Net Cash Provided (Required) By
         Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                           43,006          41,185
         Discontinued Operations                           --            26,527
    Loss on Disposal of Oil & Gas Properties               --             1,600
      Provision for Impaired Assets                        --            52,910
      Issuance of Common Stock:
         For Services Provided                        2,191,597       1,868,265
         For Litigation Settlement                         --           492,000
      Officers' Salaries                                185,000         240,000
       Changes in:
         Accounts Receivable                             16,078          51,369
         Inventory                                       12,155          (4,640)
         Prepaid Expenses                                21,392         260,643
         Other Assets                                    (1,805)           (308)
         Accounts Payable and Accrued Expenses         (677,815)        608,541
                                                   ------------    ------------
Net Cas  h Provided (Required)
   By Operating Activities                              441,127        (422,680)
                                                   ------------    ------------

Cash Flows Provided (Required)
  By Investing Activities:
      (Increase) in Investments                         (98,629)           --
      Acquisitions of Property, Plant & Equipment      (134,505)       (353,820)
      Disposals of Oil
      and Gas Properties                                598,924            --
                                                   ------------    ------------

         Net Cash Provided (Required)
           By Investing Activities                      365,790        (353,820)
                                                   ------------    ------------





           See Accompanying Notes to Consolidated Financial Statements
                                       F-7

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                                   YEARS ENDED



                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------

Cash Flows (Required) Provided
  by Financing Activities:
     Proceeds from Issuance of Common Stock           1,050,000         100,000
     Proceeds From Short-Term Loans                        --            45,600
     Repayment of Short-Term Loans                         --          (256,799)
     Repayment of Loans Due to Related Parties         (933,554)           --
     Proceeds of Loans From Related Parties              80,349         683,877
     Repayment of current Maturities of Long-Term
     Debt                                              (302,924)           --
                                                   ------------    ------------

Net Cash (Required) Provided by
  Financing Activities                                 (106,129)        572,678
                                                   ------------    ------------

Net Increase (Decrease) in Cash                         700,788        (203,822)
Cash at Beginning of Period                             193,669         397,491
                                                   ------------    ------------
Cash at End of Period                              $    894,457    $    193,669
                                                   ============    ============

Supplemental Disclosures of
   Cash Flow Information:
      Cash Payments for Interest                   $     38,773    $     36,551
                                                   ============    ============

      Cash Payments for Income Taxes               $          0    $          0
                                                   ============    ============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                         $  2,191,597    $  1,868,265
      Repayment of Loans                                198,767            --
      Payment of Accounts Payable                        62,500         508,000
      Repayment of Loans From Related Parties           866,157         738,620
      Litigation Settlement                                --           492,000
                                                   ------------    ------------

      Total Non-Cash Financing Activities          $  3,319,021    $  3,606,885
                                                   ============    ============







           See Accompanying Notes to Consolidated Financial Statements
                                       F-8

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



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

         Nature of Operations
         --------------------

         The Company is currently engaged in the development of natural gas storage facilities in Mexico and the reopening of its gas processing plant and pipeline in Texas.

         Principles of Consolidation
         ---------------------------

         The  consolidated  financial  statements  include  the  accounts of the
         Company   and   its   wholly-owned   subsidiaries.    All   significant
         inter-company accounts and transactions have been eliminated.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




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

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment are recorded at historical cost. Depreciation of property, plant and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets are capitalized. Upon retirement or disposal of the property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109) "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductions of taxable amounts and operating loss carryforwards, Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

         Net (Loss) Per Common Share
         ---------------------------

         The Company accounts for net (loss) per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings per Share". Basic (loss) per share is based upon the net (loss) applicable to the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

         New Accounting Standards
         ------------------------

         In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 does not have a material effect on our consolidated financial statements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         New Accounting Standards (Continued)
         ------------------------------------

         In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The implementation of the provisions of SFAS No. 146 does not have a material effect on the consolidated financial statements.

         In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the consolidated financial statements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - GOODWILL IMPAIRMENT
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

         In October 2002, management temporarily ceased operations of the gas processing plant and related pipeline. It is the intent of management to restart these operations sometime in the subsequent period, but as of December 31, 2002 no formal negotiations had taken place to establish a definitive starting date. Accordingly, management has written off the value of goodwill of $52,910 related to the processing plant and pipeline for the year ended December 31, 2002.

NOTE 3 - PREPAID EXPENSES
------   -----------------

             As of December 31, 2003 prepaid expenses of $22,209 consisted of prepaid legal fees, prepaid consulting fees, prepaid insurance expense and financing costs.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2003 is as follows:

                                                                      Estimated
                                                                       Economic
                                                                         Life
         Pre-Construction Costs-                                       --------
           International Crossings to Mexico            $ 133,308        N/A
         Equipment and
           Leasehold Improvements                          19,449       5 Years
         Pipelines                                        431,560      15 Years
         Processing Plant                                 166,410      15 Years
                                                        ---------
              Total                                       750,727
         Less Accumulated Depreciation                    146,535
                                                        ---------
              Total                                     $ 604,192
                                                        =========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has annually approved officers' salaries for services provided. The liability for these salaries is included in accounts payable. At December 31, 2003 the cumulative amount of unpaid officers' salaries is as follows:

         For Year Ended December 31, 2003                             $  185,000
                                                                      ==========

         The Company agreed to compensate a director for services provided at the rate of $5,000 per month for the period January 1, 2003 to June 30, 2003 and $3,000 per month for the period July 1, 2003 to December 31, 2003. For the years ended December 31, 2003 and 2002 the Company incurred $48,000 and $60,000, respectively for these services of which $18,000 is still due as of December 31, 2003.

         On February 18, 2003, effective January 1, 2003, the Company sold 100% of the outstanding common stock of Tidelands Gas Corporation and Tidelands Oil Corporation to an officer of the Company for book value as follows:

                    Tidelands Oil Corporation                         $   32,476
                                                                      ==========
                    Tidelands Gas Corporation                         $   15,995
                                                                      ==========


         The amounts due were offset against the officer loan outstanding at that time of $117,492.

NOTE 6 - LONG-TERM DEBT
------   --------------

         A summary of notes payable at December 31, 2003 is as follows:

             Note Payable, Unsecured, 10% Interest
                Maturing December 31, 2004                            $  250,000

             Note Payable, Unsecured, 10% Interest Until
                April 17, 2001, 18% Interest Thereafter,
                 Payable on Demand                                        75,000
                                                                      ----------

                                                                         325,000

             Less:  Current Maturities                                   325,000
                                                                      ----------

                       Total Long-Term Debt                           $        0
                                                                      ==========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   7 - INCOME TAXES
--------   ------------

         The Company files a consolidated federal income tax return. At December 31, 2003, the Company had a net operating loss carryforward of approximately $9,778,847 available to offset future federal taxable income through 2023.

         The components of the deferred tax assets and liabilities accounts at December 31, 2003 are as follows:

               Total Deferred Tax Assets                              $3,325,000
               Less:  Valuation Allowance                              3,325,000
                                                                      ----------
               Deferred Tax Asset (Liability)                         $        0
                                                                      ==========

NOTE 8 -  COMMON STOCK TRANSACTIONS
------    -------------------------

         On February 4, 2003, the Company issued 200,000 shares of its restricted common stock for $50,000.

         On February 6, 2003, the Company authorized the issuance of 500,000 shares of its common stock valued at $62,500 for payment of prior legal fees.

         On February 24, 2003, the Company issued 163,500 shares of its restricted common stock for an employee bonus valued at $15,697.

         On March 31, 2003, the Company issued 600,000 shares of its restricted common stock for consulting fees valued at $93,600.

         On June 30, 2003, the Company issued 3,596,169 common shares to two officers for accrued officer's salaries totaling $791,157 at $.22 per share. The shares were issued under the Company's 2003 Stock Grant and Option Plan that was registered on June 11, 2003, Form S-8.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 8 -  COMMON STOCK TRANSACTIONS (CONTINUED)
------    -------------------------------------

         On June 30, 2003, the Company issued 340,909 common shares to a director for accrued director's fees totaling $75,000 at $.22 per share. These shares were issued under the Company's 2003 Stock Grant and Option Plan.

         On June 30, 2003, the Company issued 1,300,000 restricted common shares as full payment of an outstanding promissory note of $198,767. Unpaid interest was waived. The shares were issued to nine individuals.

         On September 10, 2003, the Company issued 600,000 restricted common shares which were approved August 15, 2003 for consulting services valued at $62,400.

         On September 12, 2003, the Company issued 500,000 restricted common shares which were approved August 15, 2003 for consulting services valued at $52,000.

         On September 12, 2003, the Company issued 300,000 restricted common shares which were approved August 15, 2003 for consulting services valued at $31,200.

         On September 16, 2003, the Company issued 600,000 common shares which were approved August 15, 2003 to its attorney for 2003 legal services valued at $75,000.

         On October 3, 2003, the Company issued 60,000 restricted common shares to for investor public relations services valued at $38,700.

         On October 29, 2003, the Company issued 150,000 restricted common shares for services regarding the private placement of the Company's stock valued at $148,500.

         On October 29, 2003, the Company issued 200,000 restricted common shares for consulting services valued at $198,000.

         On November 1, 2003 the Company issued 500,000 restricted common shares for consulting services valued at $625,000.

         On November 1, 2003, the Company issued 200,000 restricted common shares for consulting services valued at $250,000.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 8 -  COMMON STOCK TRANSACTIONS (CONTINUED)
------    -------------------------------------

         On November 4, 2003, the Company issued 300,000 restricted common shares for consulting services valued at $375,000.

         On November 14, 2003, the Company issued 150,000 restricted common shares for services regarding the private placement of Company's common stock valued at $187,500.

         On November 14, 2003, the Company issued 300,000 restricted common shares for consulting services valued at $375,000.

         On November 24, 2003, the Company issued 581,395 restricted common shares for $1,000,000.

NOTE 9 -  STOCK OPTIONS
------    -------------

         The status of the Company's stock option activities for the years ended December 31, 2003 is summarized as follows:

                                                                Weighted Average
                                            Number of Options    Exercise Price
         Options Outstanding
         Beginning of Year                              0         $         0

         Granted                                2,500,000                 .22
         Exersised                                      0                --
         Canceled                                       0                --
                                              -----------         -----------
         Options Outstanding-
         End of Year                            2,500,000         $       .22
                                              ===========         ===========


                     Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the discounted market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 10 - LEASES
-------   ------

         The Company entered into an operating lease on August 1, 2003 for the rental of its executive office at a monthly rent of $3,400, expiring February 28, 2005.

         Future commitments under the operating lease is as follows:

                        Year Ending                         Total
                        -----------                         -----

                           2004                           $  40,800
                           2005                               6,800
                                                          ---------
               Total Minimum Lease Payments               $  47,600
                                                          =========

         Rent expense for the years ended December 31, 2003 and 2002 were $28,100 and $27,000, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

         The Company is subject to the laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and related cleanup costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Although it is not possible to quantify with any degree of certainty the financial impact of the Company's continuing compliance efforts, management believes any future remediation or other compliance related costs will not have a material adverse effect on the consolidated financial condition or reported results of consolidated operations of the Company.

NOTE 12 - LITIGATION
--------  ----------

         On January 6, 2003, the Company was served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas Company (Northern) when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 12 - LITIGATION (CONTINUED)
--------  ----------------------

         Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil & Gas Corporation. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering , Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question.

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

         On December 23, 2002, the Company was served as a defendant in a lawsuit titled El Viejo Ranch, Ltd. vs. Tidelands Oil & Gas
         Corporation, in the 293rd Judicial District, Zavala County, Texas, Cause Number 02-12-10606-ZCV. The lawsuit was initiated by El Viejo Ranch, Ltd. on December 10, 2002. El Viejo contended that a pipeline right of way agreement was breached as a result of certain insurance coverage, required to be maintained under the right-of-way agreement, being allowed to lapse resulting in termination of the right-of-way easement.

         On October 29, 2003 the parties executed a release and Settlement Agreement which was subsequently ratified by the court. and Tidelands Oil & Gas Corporation paid $6,000 to El Viejo Ranch, Ltd.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 13 - PARTIAL SALE OF SUBSIDIARIES
-------   -----------------------------

         In April 2003, the Company completed transactions with several entities hereafter known as Impact Energy Services (Impact) for the sale of 75% interest of Reef International, L.L.C. and Reef Marketing, L.L.C. for $1,960,867. In addition, Impact will contribute additional funding up to $6,039,133 for the construction of our multiple international pipelines from South Texas to Mexico.

         Upon the commencement of operations, the pipeline will be owned by Reef Ventures, L.P. (a Texas limited partnership) of which Tidelands Oil & Gas Corporation will hold a 25% interest. During the construction period of the natural gas pipeline, the Company received a management fee of $155,000 and may receive an additional management fee to be determined during the construction period of the "liquids" pipeline. After the construction period the Company will be a limited partner with no direct management responsibilities for the limited partnership. Impact will receive a priority return of 150% of all actual investment in the project before other partners receive their respective shares.

         In addition, "Impact" has received the right for two years to purchase restricted common stock of the Company equal to 19% of the outstanding shares of the common stock of the Company. The initial number of shares is 6,830,000 at a maximum cost of $.35 per share.

         The Company recorded a gain on the partial sale of the two subsidiaries of $1,533,731.

NOTE 14 - STOCK PURCHASE WARRANT
-------   ----------------------

         On April 16, 2003, the Company issued a stock purchase warrant for the purchase of common shares of the Company's outstanding stock at the time of exercise, which as of December 31, 2003 would be 8,516,807 shares. This number represents common stock available under the terms and conditions of a Stock Purchase Warrant Agreement where Impact has the right to acquire 19% of the issued and outstanding common stock of the Company. The warrant agreement is subject to an anti-dilution provision. Impact has given the Company notice of its intent to exercise the warrant. The Company has not issued any common shares to date.

         This sale included the commitment of Impact Energy Services and related entities to construct and fund, up to $8,000,000, for multiple international pipelines from South Texas to Mexico.

         Pursuant to contractual obligation for these transactions, the maximum exercise price is $.35 which could be reduced to zero depending on the market price at time of exercise.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 15 - SUBSEQUENT EVENTS
-------   -----------------

         On January 8, 2004, the Company issued stock options for 250,000 shares of restricted common stock at $1.72 per share expiring December 31, 2007. In 2004, the Company had additional stock transactions as follows:

         o        Sold   2,722,223   shares  of  restricted   common  stock  for
                  $4,083,335.

         o        Issued   700,000   shares  of  restricted   common  stock  for
                  consulting services valued at $1,050,000.

         o Issued 300,000 shares of restricted common stock for services valued at $450,000 regarding the private placement of the Company's common stock.

         o Issued 52,800 shares valued at $90,816 to a Company officer under the Stock Grant and Option Plan.

         o Issued 75,000 shares of restricted common stock in payment of a $75,000 promissory note and accrued interest $39,121.

         o Approved the issuance of 200,000 shares of common stock valued at $172,000 to a Company attorney for 2004 legal services.