Form 10QSB
period 2004-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2004-05-14
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-29613

                         TIDELANDS OIL & GAS CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 66-0549380
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  1862 West Bitters Rd., San Antonio, TX 78410
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (210) 764-8642
                          (Issuer's telephone number)



      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.001 par value



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, there were 48,875,325 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2004 and December 31, 2003..............................  3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2004 and 2003................    5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2004 and 2003................  6-7

         Notes to Condensed Consolidated Financial Statements.............. 8-12

Item 2 - Management's Discussion and Analysis or Plan of Operation.........   13

Item 3. - Controls and Procedures..........................................   16

PART II - Other Information

Item 1 - Legal Proceedings.................................................   17

Item 2 - Changes in Securities and Use of Proceeds.........................   17

Item 3 - Defaults Upon Senior Securities...................................   17

Item 4 - Submission of Matters to a Vote of Security Holdings..............   17

Item 5 - Other Information.................................................   17

Item 6 - Exhibits and Reports on Form 8K ..................................   17

Signature..................................................................   18

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------



                                             March 31, 2004    December 31, 2003
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $       3,548,489   $         894,457
      Accounts Receivable                                745                 228
      Prepaid Expenses                               580,708              22,209
                                           -----------------   -----------------
         Total Current Assets                      4,129,942             916,894
                                           -----------------   -----------------

Property Plant and Equipment, Net                    733,170             604,192
                                           -----------------   -----------------

Investment - Reef Ventures, L.P.                      98,629              98,629
                                           -----------------   -----------------

Other Assets:
      Deposits                                         3,800               3,800
                                           -----------------   -----------------

         Total Assets                      $       4,965,541   $       1,623,515
                                           =================   =================






















      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     March 31, 2004     December 31, 2003
                                                   -----------------    -----------------
                                                      (Unaudited)
Current Liabilities:
      Accounts Payable and
         Accrued Expenses                          $         183,811    $         813,905
      Current Maturities of Long-Term Debt                   150,000              325,000
                                                   -----------------    -----------------
          Total Current Liabilities                          333,811            1,138,905

Long-Term Debt                                                     0                    0
                                                   -----------------    -----------------

         Total Liabilities                                   333,811            1,138,905
                                                   -----------------    -----------------

Commitments and Contingencies                                   --                   --

Stockholders' Equity:
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
        48,875,325 shares issued and outstanding
        March 31, 2004, 44,825,302 shares issued
        and outstanding December 31, 2003                     48,876               44,826

Additional Paid-in Capital                                16,750,398           11,072,987

Subscriptions Receivable                                     (18,000)             (18,000)
Accumulated (Deficit)                                    (12,149,544)         (10,615,203)
                                                   -----------------    -----------------

         Total Stockholders' Equity                        4,631,730              484,610
                                                   -----------------    -----------------

         Total Liabilities and
              Stockholders' Equity                 $       4,965,541    $       1,623,515
                                                   =================    =================










      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months Ended    Three Months Ended
                                                March 31, 2004        March 31, 2003
                                              ------------------    ------------------

Revenues                                      $                0    $            5,265
                                              ------------------    ------------------

Operating Expenses:
      Operating Expenses                                       0                 5,425
      Depreciation                                        11,280                10,656
      Interest                                             4,719                25,675
      Officers & Directors Salaries & Fees               202,608                75,000
      General and Administrative                       1,319,601               195,792
                                              ------------------    ------------------
         Total Operating Expenses                      1,538,208               312,548
                                              ------------------    ------------------
(Loss) From Operations                                (1,538,208)             (307,283)
       Interest Income                                     3,867                     0
                                              ------------------    ------------------
Net (Loss)                                    $       (1,534,341)   $         (307,283)
                                              ==================    ==================

Net (Loss) Per Common Share
      Basic                                   $            (0.03)   $            (0.01)
                                              ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic                       46,850,314            34,415,079
                                              ==================    ==================

      Diluted                                 $            (0.03)   $            (0.01)
                                              ==================    ==================

Weighted Average Number of Common
   Shares Outstanding, Diluted                        58,733,717            35,415,079
                                              ==================    ==================












      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended    Three Months Ended
                                                       March 31, 2004        March 31, 2003
                                                     ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                       $       (1,534,341)   $         (307,283)
    Adjustments to Reconcile Net (Loss)
          to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation                                                 11,280                10,656
    Issuance of Common Stock
         for Services Provided                                1,226,816               109,297
     Officers' Salaries                                               0                60,000
       Changes in
       Accounts Receivable                                         (517)               15,419
       Prepaid Expenses                                        (300,499)                4,451
       Other Assets                                                   0                   812
       Accounts Payable and
         Accrued Expenses                                      (591,783)               68,870
                                                     ------------------    ------------------

Net Cash (Required)
   by Operating Activities                                   (1,189,044)              (37,778)
                                                     ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant & Equipment              (140,258)              (92,789)
      Proceeds From Disposals of Property, Plant
        and Equipment                                                 0               102,327
                                                     ------------------    ------------------

         Net Cash Provided (Required)
            by Investing Activities                            (140,258)                9,538
                                                     ------------------    ------------------










      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    --------------

Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Issuance of Common Stock        4,083,334            50,000
      Repayment of Short-Term Loans                  (100,000)                0
      Proceeds of Loans from Related Parties                0            53,654
      Repayment of Loans from Related Parties               0           (56,767)
                                               --------------    --------------

Net Cash Provided by Financing Activities           3,983,334            46,887
                                               --------------    --------------

Net Increase in Cash                                2,654,032            18,647
Cash at Beginning of Period                           894,457           193,669
                                               --------------    --------------
Cash at End of Period                          $    3,548,489    $      212,316
                                               ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $        4,719    $          659
                                               ==============    ==============

      Cash Payments for Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                     $    1,226,816    $      109,297
       Payment of Accounts Payable                     38,311            62,500
      Prepayment of Legal Fees                        258,000                 0
      Repayment of Short-Term Loan                     75,000                 0
                                               --------------    --------------

      Total Non-Cash Financing Activities      $    1,598,127    $      171,797
                                               ==============    ==============










      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2003, included in the registrant's Form 10-KSB for the year ended December 31, 2003.

         Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at March 31, 2004 is as follows:

                                                                     Estimated
                                                                   Economic Life
                                                                   -------------
             Pre-Construction Costs-
               International Crossing to Mexico    $      265,021
             Equipment and
               Leasehold Improvements                      27,929    3-10 Years
             Pipelines                                    431,560      15 Years
             Processing Plant                             166,410      15 Years
                                                   --------------
                  Total                                   890,920
             Less Accumulated Depreciation                157,750
                                                   --------------
                  Total                            $      733,170
                                                   ==============

NOTE 3 - LITIGATION
------   ----------

         On January 6, 2003, the Company was served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering , Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question. She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other unstated relief. Tidelands participated in a mediation on March 11, 2003 and the case settled at that time. Tidelands answered the Sheerin suit on March 26, 2003 and denied all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigations, however, Tidelands appears to have a number of potential defenses to Sheerin's claims and intends to aggressively defend the lawsuit.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

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

NOTE 4 - OTHER
------   -----

         During January and February 2004, the Company issued 2,722,223 shares of its restricted common stock for $4,083,335.

         On January 8, 2004, the Company authorized the issuance of 200,000 shares of its common stock for 2004 legal fees valued at $344,000 under the Stock Grant and Option Plan.

         On January 8, 2004, the Company issued 300,000 shares of its restricted common stock for services valued at $450,000 regarding the private placement of the Company's common stock.

         On January 8, 2004,  the Company  authorized the issuance of 700,000 of
         its  restricted   common  stock  for  consulting   services  valued  at
         $1,050,000. These shares were issued during January and February 2004.

         On January 8, 2004, the Company issued 52,800 shares of its common stock valued at $90,816 to a Company officer under the Stock Grant and Option Plan.

         On January 8, 2004, the Company approved the issuance of 75,000 shares of its restricted common stock in payment of a $75,000 promissory note and $38,311 of accrued interest. These shares were issued February 3, 2004.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 5 - SUBSEQUENT EVENTS
------   -----------------

         On April 7, 2004, the Company entered into a Letter of Intent with Impact International, LLC regarding (1) the exercise of the Impact Stock Purchase Warrant issued on April 16, 2003, and (2) the Company's purchase and the sale of Impact's interest in Reef Ventures, L.P., a Texas limited partnership for $6,580,222.02, adjusted for revenue and interest expense calculated from the construction project funding dates through date of closing. The warrant exercise and Reef sale terms are subject to the execution of definitive agreements which may include an amendment to the Stock Purchase Warrant and Registration Rights Agreements and the preparation of appropriate Reef sale agreements. In connection with the execution of the Letter of Intent, Impact exercised Five Hundred Thousand (500,000) common shares on a cashless basis. The Company issued the shares to Impact on April 12, 2004.

         Stock Purchase Warrant

         Impact International, LLC had given the Company notice of its intent to exercise all of the common stock purchase warrants under the Stock Purchase Warrant and Registration Rights Agreement between the Company and Impact International, LLC dated April 16, 2003 and reported on a Form 8-K Current Report filed May 8, 2003.

         The Stock  Purchase  Warrant  provides  for the  exercise of  6,830,000
         common  shares,   or  a  19%  interest  in  the  Company's  issued  and
         outstanding common stock at the time of exercise. The Warrant is subject to anti-dilution provisions and a pricing formula. The Warrant provides for both cash and cashless exercise methods. Since executing the Stock Purchase Warrant, the Company has issued additional common stock, entitling Impact to an increased number of warrants.

         Pursuant to the terms of the Letter of Intent, and subject to the definitive terms and conditions of amended and future agreements, the Company would agree: (1) that the Impact Stock Purchase Warrant, as adjusted, covers Ten Million (10,000,000) Tidelands' common shares at an exercise price of $0.335 per share; (2) that the Company would register the Impact common shares on the appropriate form of registration statement with the Securities and Exchange Commission, and
         (3) that if the registration statement were not filed or declared effective within 90 days of April 7, 2004, that the Company would issue 500,000 common shares under the cashless exercise provisions of the amended Stock Purchase Warrant. For each 90 day period that the registration statement were not filed or declared effective, the Company would continue to issue 500,000 share blocks of common stock, until declared effective.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)
------   -----------------------------

         Stock Purchase Warrant (Continued)

         If the registration of the shares was accomplished by certain deadlines stated in the Letter of Intent, Impact would be obligated to exercise the balance of the Warrant for cash payable by Impact through the execution of a promissory note payable to Tidelands (the "Impact Note"). If the registration was not completed by the deadline, which would be either 12 or 15 months from April 7, 2004. Impact would not be obligated to exercise the balance of the Warrant for cash, rather Tidelands would be obligated to issue the remaining shares on a cashless basis. In either case, the Company would be required to continue to register the shares.

         Purchase and Sale of Reef Ventures, LLC Interests

         Impact would sell its 72% limited partnership interest and Coahuila Pipeline, LLC would sell its 1% general partnership interest in Reef to the Company for $6,580,222.02, less revenue received from Reef through March 9, 2004. An amount equal to interest would be added at closing, calculated from the date of net funding by Impact at a per annum rate of 12%. The purchase price would be further adjusted to take into account project expenses and revenues incurred or received after March 10, 2004.

         Impact would finance the Tidelands' purchase price. The purchase price would be payable through a promissory note delivered by Tidelands at closing (the Tidelands Note") bearing interest at the prime rate of interest plus two (2%) percent. The note would call for quarterly interest payments during the first fifteen (15) months, and thereafter, principal and interest would be due quarterly amortized over twenty
         (20) years, but not to exceed an amount equal to One Hundred (100%) percent of Reef's net cash flow. The unpaid balance of the note would be due at the end of the fourth year. The note would be secured by a deed of trust covering the Gas Project and a guarantee of payment of the Tidelands note by Reef.

         The Reef Deed of Trust would include a present assignment of Reef's rights to receive cash flow from the Gas Project which would be exercisable by Impact only upon default under the Tidelands Note, Reef guarantee, or Reef Deed of Trust.

         At such time, if ever, as Impact has executed and delivered the Impact Note, Tidelands would exchange a cancellation of the Impact Note for an amended Tidelands Note, reducing the Principal sun owed under the Tidelands Note by the dollar amount evidenced by the Impact Note.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

         As disclosed above in Note 5 - Subsequent Events of the Condensed Consolidated Financial Statements for the three months ended March 31, 2004, the Company has entered into a Letter of Intent to purchase all of the partnership interests held by Impact International LLC and Coahuila Pipeline LLC in the Reef Ventures, L.P. partnership. The Company would also restructure the Stock Purchase Warrant agreement as described above. Management expects these transactions to be completed on or before May 28, 2004. When completed, the transactions would result in the Company owning 98% of the Reef Ventures, L.P. business activities which include the currently operating 12 inch natural gas pipeline crossing and the future 6 inch LPG pipeline crossing between Eagle Pass, TX and Piedras Negras, Coahuila. Management believes this acquisition to be of strategic importance to the Company due to the potential for meaningful increases in volumes transported through the natural gas pipeline to additional markets in Coahuila and the cost and efficiency of substitution of pipeline transport for truck transport with respect to the existing LPG demand in the Coahuila market area. This acquisition will allow these business opportunities to be more fully realized by the Company as they occur.

         The Company continues with feasibility studies for the development of an underground natural gas storage facility near Reynosa, Tamaulipas pursuant to the existing Memorandum of Understanging with PEMEX. Chronic underfunding of investment in midstream energy projects and increasing demand for natural gas have created a need for a storage facility which can cover receipt/delivery balancing needs and efficient interconnection with major gas pipelines. The Company's planned project includes an underground storage facility and interconnections between the existing and planned natural gas pipeline and processing infrastructure. Management believes the project has the potential to evolve into a market center (hub) for natural gas in Northern Mexico.

RESULTS OF OPERATIONS

REVENUES:

         The Company  reported  revenues of $0 for the three  months ended March
31, 2004 as compared with revenues of $5,265 for the three months ended March 31, 2003. The revenue reductions were due to the elimination of providing administrative services related to processing of proceeds from natural gas sales for a third party.

TOTAL COSTS AND EXPENSES:

         Total costs and expenses increased from $312,548 for the three months ended March 31, 2003 to $1,538,208 for the three months ended March 31, 2004.

OPERATING  EXPENSES:

         (Gas Processing Plant) Operating expenses decreased from $5,425 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004 due to the temporary closing of our Gas Processing Plant.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES:

         Selling, general and administrative expense increased from $195,792 for the three months ended March 31, 2003 to $1,319,601 for the three months ended March 31, 2004. The increase of $1,123,809 was primarily due to increased consulting fees.

INCOME TAX:

         The pretax loss increased from ($307,283) for the three months ended March 31, 2003 to ($1,534,341) for the three months ended March 31, 2004, an increased loss of $1,227,058.

LIQUIDITY AND CAPITAL RESOURCES:

         Capital expenditures during the three months ended March 31, 2004 totaled $140,258 as compared with $92,789 for the three months ended March 31, 2003. The increase of $47,469 consists of 2004 pre-construction costs related to our proposed underground storage facility to be built for PEMEX, Mexico's state-owned petroleum company, as compared to 2003 pre-construction costs incurred for our international pipeline crossings to Mexico.

         Total debt decreased from $1,138,905 at December 31, 2003 to $333,811 at March 31, 2004. Total debt as of March 31, 2004 and December 31, 2003 expressed as a percentage of the sum of total debt and shareholders' equity was 6.72% and 70.2% respectively.

         Net loss for the three months ended March 31, 2004 was ($1,534,341) an increase of 499.33% from the net loss of ($307,283) for the three months ended March 31, 2003. Diluted net loss per common share increased 300% to ($0.03). The net loss per share calculation for the three months ended March 31, 2004 included an increase in actual and equivalent shares outstanding.

         As detailed above, the Company has experienced a significant improvement with respect to its financial condition in the past three months.
Improvement in the ability to fund ongoing operations has also occurred as a result of actions taken in the three months ended March 31, 2004. At December 31, 2003, the Company had received $1,000,000 of the $5,000,000 total funding commitment with respect to the private placement of 3,303,618 restricted common shares with Margaux Investment Management Group, S.A. On February 11, 2004, the Company received the final disbursement of funds which fulfilled the full $5,000,000 commitment plus an oversubscription of $83,335. Management anticipates that sufficient liquidity and capital resources currently exist to fund our operations with respect to recurring operating expenses and project pre-construction expenditures for planned projects in the upcoming fiscal year, however, additional borrowing and, or sale of additional shares of stock will be necessary to fund actual construction of newly planned projects such as the Burgos Gas Storage facility which is currently in the pre-construction phase of development. Management expects that financing for the construction costs of this project will be available in the form of a conventional project finance structure, - i.e.- a construction loan followed with term debt. Other projects currently in the feasibility study phase would likely utilize similar financing structures. Until the various projects are constructed and operating, the Company does not expect to receive significant revenues and must rely on existing cash resources and future borrowings and/or equity issuance. Management believes that market forces continue to emerge and justify the Company's efforts to provide midstream energy projects for the cross-border and Mexico natural gas marketplace and the Company's efforts will continue to address these opportunities in the future.

         Management believes that the financial effect of the proposed buy-out of the Impact International LLC and Coahuila Pipeline LLC interests in Reef Ventures, L.P. will be affordable due to a cap limitation of required cash payments from the Company to the Sellers in the amount of existing project net cash flow during the term of the purchase money note. Similarly, the opportunity to offset the Stock Warrant Purchase note owed the Company against the purchase money note for the acquisition of the Impact/Coahuila partnership interests will limit the effective total purchase price for the natural gas pipeline crossing to an acceptable level.

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

Item 3.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         No material changes in previously reported legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the first quarter of 2004 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         During January and February 2004, we authorized the issuance of 2,722,223 common shares two foreign investors for $4,083,335.

         On January 8, 2004, we authorized the issuance of 300,000 common shares to Carl Hessel for services valued at $450,000.

         On January 8, 2004, we authorized the issuance of 300,000 common shares to Stanley Merdinger for services valued at $450,000.

         On January 8, 2004, we authorized the issuance of 400,000 common shares to Milo Resources for consulting services valued at $600,000.

         On January 8, 2004, we authorized the issuance of 75,000 common shares to Jerome Tannenbaum and Elizabeth Tannenbaum in payment of a $75,000 promissory note, including $38,311 of accrued interest.

         We believe the shares issued above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

         On January 28, 2004, Carl M. Hessel was appointed to our Board of Directors to fill the vacancy created when Royis Ward resigned.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

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

(b) Reports on Form 8-K. During the first quarter of 2004 we filed one Current Report on Form 8-K on February 11, 2004 reporting under Item 5, Other Events.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TIDELANDS OIL & GAS CORP.

                                                        /s/ Michael Ward
Dated: May 14, 2004                                    -------------------------
                                                       By: Michael Ward
                                                       Title: President, CEO


                                                        /s/ James Smith
Dated: May 14, 2004                                    -------------------------
                                                       By: James Smith
                                                       Title: CFO