Form 10QSB
period 2004-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2004-08-16
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-29613
                                                 -------

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

As of June 30, 2004, there were 50,528,647 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB

                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2004 and December 31, 2003..............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2004 and 2003................     5

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2004 and 2003..................     6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2004 and 2003..................   7-8

         Notes to Condensed Consolidated Financial Statements.............  9-14

Item 2 - Management's Discussion and Analysis or Plan of Operation........ 15-18

Item 3 - Controls and Procedures..........................................    19

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    20

Item 2 - Changes in Securities and Use of Proceeds........................    21

Item 3 - Defaults Upon Senior Securities..................................    21

Item 4 - Submission of Matters to a Vote of Security Holdings.............    21

Item 5 - Other Information................................................    22

Item 6 - Exhibits and Reports on Form 8K .................................    22

Signature.................................................................    22

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2004     December 31, 2003
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $       1,850,519   $         894,457
      Cash - Restricted                            1,000,000                   0
      Accounts Receivable                            540,756                 228
      Prepaid Expenses                               350,613              22,209
                                           -----------------   -----------------
         Total Current Assets                      3,741,888             916,894
                                           -----------------   -----------------

Property Plant and Equipment, Net                  6,903,775             604,192
                                           -----------------   -----------------

Investment - Reef Ventures, L.P.                           0              98,629
                                           -----------------   -----------------

Other Assets:
       Goodwill                                      673,992                   0
       Deposits                                        4,108               3,800
                                           -----------------   -----------------

         Total Other Assets                          678,100               3,800
                                           -----------------   -----------------

         Total Assets                      $      11,323,723   $       1,623,515
                                           =================   =================
















      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     June 30, 2004      December 31, 2003
                                                   -----------------    -----------------
                                                      (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                         $         742,320    $         813,905
         Current Maturities of Long-Term Debt                150,000              325,000
                                                   -----------------    -----------------

         Total Current Liabilities                           892,320            1,138,905
                                                   -----------------    -----------------

Long-Term Debt                                             6,523,773                    0
                                                   -----------------    -----------------

         Total Liabilities                                 7,416,093            1,138,905
                                                   -----------------    -----------------

Commitments and Contingencies                                   --                   --

Stockholders' Equity:
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
        50,528,647 shares issued and outstanding
        June 30, 2004, 44,825,302 shares issued
        and outstanding December 31, 2003                     50,529               44,826
Additional Paid-in Capital                                18,274,728           11,072,987
Subscriptions Receivable                                     (18,000)             (18,000)
Accumulated (Deficit)                                    (14,399,587)         (10,615,203)
                                                   -----------------    -----------------

         Total Stockholders' Equity                        3,907,670              484,610
                                                   -----------------    -----------------

         Total Liabilities and
              Stockholders' Equity                 $      11,323,763    $       1,623,515
                                                   =================    =================












      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended    Three Months Ended
                                                      June 30, 2004         June 30, 2003
                                                   ------------------    ------------------
Revenues:
      Gas Sales                                    $          507,712    $                0
      Other                                                         0                14,827
                                                   ------------------    ------------------
         Total Revenues                                       507,712                14,827
                                                   ------------------    ------------------

Expenses:
      Purchases                                               497,820                     0
      Operating Expenses                                        2,616                 9,268
      Depreciation                                             36,638                10,664
      Interest                                                 43,718                 7,966
      Officers & Directors Salaries & Fees                    133,750                75,000
      General and Administrative                            2,050,419               179,875

                                                   ------------------    ------------------
      Total Operating Expenses                              2,764,961               282,773
                                                   ------------------    ------------------

Net (Loss) From Operations                                 (2,257,249)             (267,946)
      Extraordinary Item - Gain on Partial Sale
        Of Subsidiary                                               0             1,533,731
       Interest Income                                          7,206                     0
                                                   ------------------    ------------------
Net Income (Loss)                                  $       (2,250,043)   $        1,265,785
                                                   ==================    ==================

Net Income (Loss) Per Common Share
      Basic
       Loss From Operations                        $            (0.05)   $            (0.01)
      Gain - Extraordinary Item                                  0.00                  0.04
                                                   ------------------    ------------------
           Total                                   $            (0.05)   $             0.03
                                                   ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic                            49,701,986            37,765,368
                                                   ==================    ==================

      Diluted
      Loss From Operations                         $            (0.03)   $            (0.01)
      Gain - Extraordinary Item                                  0.00                  0.04
                                                   ------------------    ------------------
           Total                                   $            (0.03)   $             0.03
                                                   ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Diluted                          62,201,986            39,765,368
                                                   ==================    ==================







      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Six Months Ended    Six Months Ended
                                                     June 30, 2004       June 30, 2003
                                                   ----------------    ----------------
Revenues:
      Gas Sales                                    $        507,712    $              0
      Other                                                       0              20,092
                                                   ----------------    ----------------
         Total Revenues                                     507,712              20,092
                                                   ----------------    ----------------

Operating Expenses:
      Purchases                                             497,820                   0
      Pipeline Operating Expenses                             2,616              14,693
      Depreciation                                           47,918              21,320
      Interest                                               48,437              33,641
      Officers & Directors Salaries & Fees                  336,358             150,000
      General and Administrative                          3,370,020             375,667
                                                   ----------------    ----------------
Total Operating Expenses                                  4,303,169             595,321
                                                   ----------------    ----------------

Net (Loss) From Operations                               (3,795,457)           (575,229)
      Extraordinary Item - Gain on Partial Sale
      Of Subsidiary                                               0           1,533,731
      Interest Income                                        11,073                   0
                                                   ----------------    ----------------
Net Income (Loss)                                  $     (3,784,384)   $        958,502
                                                   ================    ================

Net Income (Loss) Per Common Share
      Basic
      Loss From Operations                         $          (0.08)   $          (0.01)
      Gain - Extraordinary Item                                0.00                0.04
                                                   ----------------    ----------------
           Total                                   $          (0.08)   $           0.03
                                                   ================    ================

Weighted Average Number of Common
      Shares Outstanding, Basic                          47,676,976          37,033,618
                                                   ================    ================

      Diluted
      Loss From Operations                         $          (0.06)   $          (0.01)
      Gain - Extraordinary Item                                0.00                0.04
                                                   ----------------    ----------------
           Total                                   $          (0.06)   $           0.03
                                                   ================    ================
Weighted Average Number of Common
      Shares Outstanding, Diluted                        59,310,378          38,033,618
                                                   ================    ================






      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                     Six Months Ended    Six Months Ended
                                                       June 30, 2004       June 30, 2003
                                                     ----------------    ----------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net Income (Loss)                                $     (3,784,384)   $        958,502
    Adjustments to Reconcile Net (Loss)
         to Net Cash Provided (Required) By
         Operating Activities:

    Depreciation                                               47,918              21,320
    Issuance of Common Stock
       for Services Provided                                3,005,816             109,297
     Officers' Salaries                                             0              40,000
       Changes in:
          Accounts Receivable                                (540,528)             15,419
          Prepaid Expenses                                   (328,404)             12,176
          Other Assets                                           (308)                937
          Accounts Payable and
             Accrued Expenses                                 (33,274)           (556,818)
          Current Maturities of Long-Term Debt                      0            (302,924)
                                                     ----------------    ----------------

Net Cash Provided (Required)
   by Operating Activities                                 (1,633,164)            297,909
                                                     ----------------    ----------------

Cash Flows Provided (Required)
  By Investing Activities:
      Increase in Investments                                (575,363)            (98,629)
      Acquisitions of Property, Plant & Equipment          (6,347,501)            (92,926)
      Proceeds From Disposals of Property, Plant
        and Equipment                                               0             696,436
                                                     ----------------    ----------------

         Net Cash Provided (Required)
            by Investing Activities                        (6,922,864)            504,881
                                                     ----------------    ----------------








      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                 Six Months Ended     Six Months Ended
                                                   June 30, 2004       June 30, 2003
                                                   -------------       -------------

Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Issuance of Common Stock           4,088,317              50,000
      Repayment of Short-Term Loans                     (100,000)                  0
      Proceeds of Long-Term Loans                      6,523,773                   0
      Proceeds of Loans from Related Parties                   0              15,000
      Repayment of Loans Fees and Accrued
        Salaries Due Related Parties                           0            (848,671)
                                                   -------------       -------------

Net Cash Provided (Required)
  by Financing Activities                             10,512,090            (783,671)
                                                   -------------       -------------

Net Increase in Cash                                   1,956,062              19,119
Cash at Beginning of Period                              894,457             193,669
                                                   -------------       -------------

Cash at End of Period                              $   2,850,519       $     212,788
                                                   =============       =============

Supplemental Disclosures of
   Cash Flow Information:
      Cash Payments for Interest                   $      14,123       $      33,141
                                                   =============       =============

      Cash Payments for Income Taxes               $           0       $           0
                                                   =============       =============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                         $   3,005,816       $     109,297
      Payment of Accounts Payable                         38,311              62,500
      Repayment of Short-Term Loans                       75,000             198,767
      Repayment of Loans and Accrued
        Salaries From Related Parties                          0             866,157
                                                   -------------       -------------

      Total Non-Cash Financing Activities          $   3,119,127       $   1,236,721
                                                   =============       =============






      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, L.P., Reef Ventures, L.P., Reef International, LLC, Reef Marketing, LLC, and Terranova Energia S. de R. L. de C. V. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at June 30, 2004 is as follows:

                                                                     Estimated
                                                                   Economic Life
                                                                   -------------
         Pre-Construction Costs-
           International Crossing to Mexico             $   20,600
         Pre-Construction Costs - Mexican
           Storage Facility and Related Pipelines          509,190
         Equipment and Leasehold
           Improvements                                     36,961    3-10 Years
         Pipelines - Domestic                              431,560      15 Years
         Pipeline - Eagle Pass, Tx to Piedras
           Negras, Mexico                                 6106,255      20 Years
         Processing Plant                                  166,410      15 Years
                                                         ----------
              Total                                     $7,270,976
         Less Accumulated Depreciation                     367,201
                                                        ----------
              Total                                     $6,903,775
                                                        ==========

NOTE 3 - LITIGATION
------   ----------

         On January 6, 2003, the Company was served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and others, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and others generally alleging, among other things, that Northern, ZG Gathering, Ltd. and others, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering , Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question. She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

         unstated relief. Tidelands participated in a mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003 and denied all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigations, however, Tidelands appears to have a number of potential defenses to Sheerin's claims, and intends to aggressively defend the lawsuit.

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

NOTE 4 - ACQUISITION
------   ---------------

         On May 25, 2004, the Company entered into a Purchase and Sale Agreement for Reef Ventures, L.P. by and between Impact International, LLC ("Impact") and Coahuila Pipeline, LLC. ("Coahuila"), (jointly "Seller") and Tidelands Oil & Gas Corporation ("Tidelands") and Arrecefe Management, LLC ("Arrecefe"), (jointly "Buyer"). Impact is considered an affiliate of Tidelands because it possessed warrants to acquire a 19% interest in Tidelands common stock. The closing documents were executed and placed into trust pending receipt of proof of insurance. Tideland's received an insurance commitment regarding the purchased assets that was accepted by Impact on June 18, 2004, the effective closing date.

         Purchase and Sale Agreement - Background

         Reef Ventures, L.P. was formed in Texas on April 16, 2003. Coahuila owned one percent (1%) of Reef Ventures, L.P. Impact was a limited partner of Reef Ventures and owned seventy-two percent (72%) of Reef Ventures. L.P. Tidelands formed Arrecefe Management, L.L.C., a Texas limited liability company, to act as the general partner for Reef Ventures, L.P. Tidelands had already owned twenty-five percent (25%) of Reef Ventures, L.P.

         Summary of Purchase and Sale Agreement

         The Company and Arrecefe purchased Impact's and Coahuila's units of interest in Reef Ventures, L.P., respectively. Impact financed the sale of the Reef interests for $6,523,773.30 payable as follows:

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 4 - ACQUISITION (CONTINUED)
------   -----------------------

         Summary of Purchase and Sale Agreement (Continued)

         (a) Tidelands executed a Promissory Note to Impact for $6,523,773.30 (the "Tidelands Note"). The Tidelands Note bears interest at the prime rate of interest plus two (2%) percent. The note would call for quarterly interest payments the first fifteen (15) months, and thereafter, principal and interest would be due quarterly amortized over twenty (20) years, but not to exceed an amount equal to One Hundred (100%) percent of Reef's net cash flow. The unpaid balance of the note would be due at the end of the fourth year.

         (b) The Tideland's note is secured by (i) a deed of trust (the "Deed of Trust") from the Partnership to Impact, covering the pipeline and related facilities, easements, rights-of-way and the Gas Contracts which comprise the project, being that 12-inch pipeline Project for transporting natural gas from Eagle Pass Texas to Piedras Negras, Mexico, defined in the Partnership Agreement. The Deed of Trust would include a present assignment of Reef's rights to receive cash flow from the Gas Project which would be exercisable by Impact only upon default under the Tidelands Note, Reef guarantee, or Reef Deed of Trust. (ii) a guaranty of payment and performance from the Partnership (the
         "Partnership Guaranty"), and (iii) a pledge agreement whereby the Partnership pledges to Impact its 98% membership interest in Reef.

         Summary of Amendment to Warrant and Registration Rights Agreements

         The Stock Purchase Warrant Agreement dated April 16, 2003 was amended. The amended Agreement states that the total number of shares which Impact is entitled to receive under the warrant is Ten Million (10,000,000) shares of Tideland's common stock, plus such additional shares of common stock which may be issued upon the occurrence of an untimely registration event, less the 500,000 shares issued to Impact on April 13, 2004. The exercise price is $0.335 per share. The expiration date of the warrant is extended to April 16, 2006.

         The Company has agreed to use its best efforts to register the shares under the warrant with the Securities and Exchange Commission so that Impact will be permitted to publicly resell the common shares. Tidelands agreed to use its best efforts to keep the registration statement effective as long as it is necessary for Impact to sell the shares.

         If the registration statement is declared effective (i) by April 7, 2005, if the registration is on Form S-3, or (ii) July 7, 2005, if the registration statement is on Form SB-2 or any other registration form, the registration statement will be deemed timely (a "Timely Registration"). In the event of a Timely Registration, Impact will exercise the warrant for all of the remaining shares under the warrant on a cash basis payable by Impact through the execution of a promissory note payable to Tidelands (the "Impact Note"),

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 4 - ACQUISITION (CONTINUED)
------   -----------------------

         Summary of Amendment to Warrant and Registration Rights Agreements (Continued)

         as of the effective date of the registration statement. In the event that the Company does not accomplish a Timely Registration, then Impact may exercise the warrant at anytime after the date which is the last date for a Timely Registration, at its option on a cash basis or pursuant to Section 1.2 of the warrant agreement on a net exercise cashless basis for all the remaining shares under the warrant. If Impact elects to exercise the warrants on a net exercise cashless basis, we will increase the number of shares available for issuance under the warrant, regardless of whether issued for cash or on a net exercise basis, so that the total number of shares issued would total 10,000,000 shares.

         If the registration statement is not filed or declared effective on or before July 14, 2004, the Company will be obligated to issue 500,000 common shares under the cashless exercise provisions of the amended Stock Purchase Warrant. For each 90 day period that the registration statement were not filed or declared effective, the Company would continue to issue 500,00 share blocks of common stock, until declared effective.


         The unaudited pro-forma condensed consolidated results of operations of the Company have been prepared as if the acquisition of the seventy-three percent (73%) of Reef Ventures, L.P. had occurred January 1, 2004:


                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                         Six Months Ended June 30, 2004
                                   "Proforma"
                                   (Unaudited)


             Revenues                                             $   3,150,214
             Net (Loss)                                           $  (3,844,914)
             Net (Loss) Per Common Share - Basic                  $       (0.08)
             Weighted Average Shares Outstanding - Basic             47,676,976
             Net (Loss) Per Common Shares - Diluted               $       (0.06)
             Weighted Average Shares Outstanding - Diluted           59,310,378

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 5 - COMMON STOCK TRANSACTIONS
------   -------------------------

         During the quarter, the Company issued 3,322 shares of its restricted common stock for $4,983.

         On April 12, 2004, the Company issued 500,000 shares of its restricted common stock valued at $497,000 to Impact International, Inc. pursuant to the terms of the purchase of Reef Venture, L.P. described above.

         On April 15, 2004, the Company issued 700,000 shares of its restricted common stock for consulting services valued at $728,000.

         On April 15, 2004, the Company issued 450,000 shares of its restricted common stock for consulting services valued at $468,000.


NOTE 6 - COMMITMENT FOR SUITE LICENSE AGREEMENT
------   --------------------------------------

         On June 4, 2004, the Company entered into a Suite License Agreement with the San Antonio Spurs, L.C.C. commencing July 1, 2004 for a period of five years. The annual license fee for the first year is $159,000 and is subject to a 6% per annum price escalation thereafter. The annual fee is payable in installments as indicated in the agreement.

         The future annual license fee commitments are as follows:

                     2005                         $  161,385
                     2006                            171,068
                     2007                            181,332
                     2008                            192,212
                     2009                            101,872
                                                  ----------
                                                  $  807,869
                                                  ==========


NOTE 7 - RELATED PARTY TRANSACTIONS
------   --------------------------

The Company executed an agreement in January 2004 with a related party to provide charter air trasportation for its employees, customers and contractors to job sites and other business related destinations. A payment of $300,000 was prepaid to secure a block of six hundred hours of airtime based on standard industry rates.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Business Overview

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has five wholly owned subsidiaries, Rio Bravo Energy LLC, Sonora Pipeline LLC, Arrecefe Management LLC, Marea Associates, L.P. and Terranova Energia, S.de R.L. de C.V. The Company also owns a 97% limited partnership interest in Reef Ventures, L.P. Arrecefe Management LLC owns a 1% general partner interest in Reef Ventures, L.P. Reef Ventures, L.P. owns 100% of the member interest in Reef International LLC and Reef Marketing LLC.

The Company's products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America.

The Company currently derives its revenue from sales of natural gas to the local distribution company in Piedras Negras, Coahuila through the pipeline owned by Reef Ventures, L.P. Management expects to convert the revenue source for this pipeline to a transportation fee basis in the near future. This will remove the restriction of use of $1,000,000 of cash to fund a credit facility in favor of the seller of natural gas to Reef Ventures, L.P. It is also anticipated that by converting the revenue source to a transporation fee, net revenues will be doubled based upon current volumes committed for delivery to the customer in Piedras Negras, Coahuila. Management is evaluating an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila is being re-evaluated in light of new supply sources emerging in Nuevo Laredo and Reynosa, Tamaulipas. A decision to proceed, modify or abandon the LPG project at this location is expected prior to year end. The above projects were acquired in connection with the buyout of the Impact general and limited partnership interests in Reef Ventures, L.P. which is described in further detail in Footnote 4 to the Condensed Consolidated Financial Statements above.

In December 2003, the Company entered into a Memorandum of Understanding with PEMEX to design, build and operate an underground natural gas storage facility in the vicinity of Reynosa, Tamaulipas, Mexico, in the Burgos Basin area and eventually at other regions in Mexico. The MOU provides for exclusivity in the development of the projects and the related transportation and interconnecting pipelines to and from the storage facilities.

The Company has completed its initial study of the Burgos facility and expects to complete final contract negotiations with PEMEX and third party vendors for the construction and operation of the facility before year end. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid and the efficiency of operation of the storage facility. Permit applications will be filed for all these projects with the Mexican Energy Regulatory Commission in the third quarter of 2004. The capital budget for these projects exceeds $200 million USD and is expected to be funded through additional equity and debt issuances by the Company. Marea Associates, L.P. was formed during the fiscal quarter ended June 30, 2004 to own the majority interest in Terranova Energia, S. de R.L. de C.V. a Mexican company which will enter into all contracts for business dealings in Mexico on behalf of the Company. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia,
S. de R.L. de C.V.

The Company has additional natural gas and natural gas liquid projects in feasibility studies including two international pipeline crossings for natural gas transportation and one LPG transportation/terminal project in the interior of Mexico. The Company is also evaluating two projects in Texas - one for the distribution of LPG in a metropolitan residential market and the other for the interconnection of natural gas transportation for a variety of end users in another metropolitan market.

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which processing would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. Management plans to reopen the plant when adequate volumes of gas from third party producers makes plant operations economically attractive. The market for the products of plant operation could include our future propane/butane terminal and pipeline crossing into Mexico. As noted above, Rio Bravo Energy LLC owns a general partner interest in Marea Associates, L.P. and the minority interest in Terranova Energia, S. de R.L. de C.V.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $507,712 for the six months ended June 30, 2004 as compared with revenues from continuing operations of $20,092 for the six months ended June 30, 2003. The revenue increase resulted from the acquisition of a 98% interest in Reef Ventures, L.P. which owns and operates a natural gas pipeline serving the Piedras Negras, Coahuila market.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $595,321 for the six months ended June 30, 2003 to $4,303,169 for the six months ended June 30, 2004.

COST OF SALES: The cost of sales (purchases) from continuing operations increased from -0- for the six months ended June 30, 2003 to $497,820 for the six months ended June 30, 2004. The increase was due to the purchase cost of natural gas resold through the natural gas pipeline owned by Reef Ventures, L.P.

OPERATING EXPENSES: Other operating expenses from continuing operations increased from $595,321 for the six months ended June 30, 2003 to $3,805,349 for the six months ended June 30, 2004 which is total increase of $3,210,028. Depreciation increased by $26,598 due to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. Interest expense increased by $14,796 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. Pipeline operating expenses decreased by $12,077 due to different operating requirements of the assets owned during the respective six month periods. Officers and Directors Salaries & Fees increased by $186,358 for the six months ended June 30, 2004 versus the six months ended June 30, 2003 due to hiring of additional officers and directors. General & Administrative expenses increased substantially as detailed below.

SELLING GENERAL AND ADMINISTRATIVE: General & Administrative Expenses increased by $2,994,353 for the six months ended June 30, 2004 versus the six months ended June 30, 2003 due to the issuance of common stock for consulting fees ($2,246,000), legal fees ($172,000) and financing fees($497,000) which are non-cash expenses accounting for all but $79,353 of the increase in general and administrative expenses. The remaining increase in G & A costs was primarily from cash paid for travel costs and legal fees.

NET LOSS FROM OPERATIONS: Net loss of ($575,229) for the six months ended June 30,2003 increased to ($3,795,457) for the six months ended June 30, 2004, an increase in the amount of loss of $3,220,228. The non-cash component of the increase in loss was $2,915,000 as noted in the above discussion of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2004 totaled $6,347,501 as compared with $92,926 for the six months ended June 30, 2003. The increase of $6,254,575 was due to acquisition of the Reef Ventures, L.P. natural gas pipeline ($6,106,255), increased equipment and leasehold cost of $17,512 and higher pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico ($396,482).

Total debt increased from $1,134,436 at June 30, 2003 to $7,416,093 at June 30, 2004. The net increase in total debt is due to the acquisition indebtedness created in the acquisition of the Reef Ventures, L.P. partnership interests from Coahuila Pipeline LLC and Impact International LLC as described in Note 4 to the Condensed Consolidated Financial Statements for the period ended June 30, 2004. Total debt as of June 30, 2004 and June 30, 2003 expressed as a percentage of the sum of total debt and shareholders' equity was 65.5% and 134.5% respectively.

Net loss for the six months ended June 30, 2004 was ($3,784,384) an increase of 494.8% from the net income of $958,502 for the six months ended June 30, 2003. Diluted net loss per common share increased 300% to ($0.06). The net loss per share calculation for the six months ended June 30, 2004 included an increase in actual and equivalent shares outstanding.

As detailed above, the Company has experienced a significant improvement with respect to its financial condition in the past six months. Improvement in the ability to fund ongoing operations has also occurred as a result of actions taken in the six months ended June 30, 2004. At December 31, 2003 the Company had received $1,000,000 of the $5,000,000 total funding commitment with respect to the private placement of 3,308,601 restricted common shares with Margaux Investment Management Group, S.A. On February 11, 2004, the Company received the final disbursement of funds which fulfilled the full $5,000,000 commitment plus an oversubscription of $88,318. Management anticipates that sufficient liquidity and capital resources currently exist to fund our operations with respect to recurring operating expenses and project pre-construction expenditures for planned projects in the remainder of the fiscal year, however, additional borrowing and, or sale of additional shares of stock will be necessary to fund actual construction of newly planned projects such as the Burgos Gas Storage facility which is currently in the pre-construction phase of development. Management expects that financing for the construction costs of this project will be available in the form of a conventional project finance structure, - i.e.- a construction loan followed with term debt. Other projects currently in the feasibility study phase would likely utilize similar financing structures. Until the various projects are constructed and operating, the Company does not expect to receive significant revenues and must rely on existing cash resources and future borrowings and/or equity issuance. Management believes that market forces continue to emerge and justify the Company's efforts to provide midstream energy projects for the cross-border and Mexico natural gas marketplace and the Company's efforts will continue to address these opportunities in the future.

Management believes that the financial effect of the acquisition of the Impact International LLC and Coahuila Pipeline LLC interests in Reef Ventures, L.P. will be affordable due to a cap limitation of required cash payments from the Company to the Sellers in the amount of existing project net cash flow during the term of the purchase money note. Similarly, the opportunity to offset the Stock Warrant Purchase note owed the Company against the purchase money note for the acquisition of the Impact/Coahuila partnership interests will limit the effective total purchase price for the natural gas pipeline crossing to an acceptable level.

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

Item 3.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

         On May 24 and June 16, 2004 respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessel and

Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion. These claims are being vigorously defended.

         In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. The company believes that the promissory note and shares of common stock will be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the second quarter of 2004 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On April 12, 2004, we issued 500,000 shares of common stock to Impact International, Inc. valued at $497,000 in a cashless exercise of their common stock warrants.

         On April 15, 2004, we issued 700,000 common shares to Majestic Holdings, LLC. for consulting services valued at $728,000.

         On April 15, 2004, we issued 450,000 common shares to New Age Group, LLC for consulting services valued at $468,000.

         On June 30, 2004, we issued 3,322 common shares to Carl Hessel for $ 4,983. Carl Hessell is a member of our board of directors.

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

Item 5.  Other Information

         On April 7, 2004, we formed Terranova Energia, S. de R.L. de C.V., an entity organized under the laws of the United Mexican States. We plan to conduct all of our Mexican business through Terranova.

         On April 13, 2004, we formed Marea Associates, L.P., a Texas limited partnership. Marea Associates is the 99% owner of Terranova Energia S. de R.L. de C.V. Rio Bravo Energy, LLC owns the other 1% of Terranova.

         On May 19, 2004, we formed Arrecefe Management, LLC, a Texas limited liability company. Arrecefe acts as the general partner for Reef Ventures, L.P.

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

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

(b) Reports on Form 8-K. During the second quarter of 2004 we filed two Current Reports on Form 8-K, the first on April 21, 2004 reporting under Item 5, Other Events and the second on June 25, 2004 reporting under Items 2 and 7.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TIDELANDS OIL & GAS CORP.

                                                      /s/ Michael Ward
Dated: August 16, 2004                               ---------------------------
                                                     By: Michael Ward
                                                     Title: President, CEO


                                                      /s/ James B. Smith
Dated: August 16, 2004                               ---------------------------
                                                     By: James B. Smith
                                                     Title: CFO