Form 10QSB
period 2004-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2004-11-15
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to ______________




                         Commission File Number: 0-29613

                         TIDELANDS OIL & GAS CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               66-0549380
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

As of September 30, 2004, there were 59,028,0647 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No  X
                                                   ---    ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2004 and December 31, 2003.........................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2004 and 2003...........     5

         Condensed Consolidated Statements of Operations
         For the Nine Months Ended September 30, 2004 and 2003............     6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2004 and 2003............   7-8

         Notes to Condensed Consolidated Financial Statements.............  9-17

Item 2 - Management's Discussion and Analysis or Plan of Operation........ 18-20

Item 3 - Controls and Procedures..........................................    21

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    22

Item 2 - Changes in Securities and Use of Proceeds........................

Item 3 - Defaults Upon Senior Securities..................................    22

Item 4 - Submission of Matters to a Vote of Security Holdings.............    22

Item 5 - Other Information................................................    22

Item 6 - Exhibits and Reports on Form 8K .................................    22

Signature.................................................................    23

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                     ------



                                         September 30, 2004    December 31, 2003
                                         ------------------   ------------------
                                            (Unaudited)

Current Assets:
      Cash                               $        1,284,241   $          894,457
      Cash - Restricted                           1,025,000                    0
      Accounts Receivable                            39,890                  228
      Stock Subscriptions Receivable              2,000,000                    0
      Prepaid Expenses                              144,891               22,209
                                         ------------------   ------------------
         Total Current Assets                     4,494,022              916,894
                                         ------------------   ------------------

Property Plant and Equipment, Net                 7,004,041              604,192
                                         ------------------   ------------------

Investment - Reef Ventures, L.P.                          0               98,629
                                         ------------------   ------------------

Other Assets:
        Goodwill                                    673,992                    0
       Deposits                                       4,108                3,800
       Deferred Charges                             245,600                    0
                                         ------------------   ------------------

            Total Other Assets                      923,700                3,800
                                         ------------------   ------------------

         Total Assets                    $       12,421,763   $        1,623,515
                                         ==================   ==================














      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   September 30, 2004     December 31, 2003
                                                   ------------------    ------------------
                                                      (Unaudited)
Current Liabilities:
      Accounts Payable and
         Accrued Expenses                          $          388,563    $          813,905
         Current Maturities of Long-Term Debt                 150,000               325,000
                                                   ------------------    ------------------

         Total Current Liabilities                            538,563             1,138,905
                                                   ------------------    ------------------

Long-Term Debt                                              6,523,773                     0
                                                   ------------------    ------------------

         Total Liabilities                                  7,062,336             1,138,905
                                                   ------------------    ------------------

Commitments and Contingencies                                    --                    --

Stockholders' Equity:
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
        59,028,647 shares issued and outstanding
        September 30, 2004, 44,825,302 shares
        Issued and outstanding December 31, 2003               59,029                44,826
Additional Paid-in Capital                                 21,557,478            11,072,987
Subscriptions Receivable                                     (550,000)              (18,000)
Accumulated (Deficit)                                     (15,707,080)          (10,615,203)
                                                   ------------------    ------------------

         Total Stockholders' Equity                         5,359,427               484,610
                                                   ------------------    ------------------

         Total Liabilities and
              Stockholders' Equity                 $       12,421,763    $        1,623,515
                                                   ==================    ==================












      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Three Months Ended    Three Months Ended
                                             September 30, 2004    September 30, 2003
                                             ------------------    ------------------
Revenues:
      Gas Sales                              $          815,747    $                0
      Pipeline Fees                                       9,101                     0
      Management Fees                                         0               103,830
                                             ------------------    ------------------
         Total Revenues                                 824,848               103,830
                                             ------------------    ------------------

Expenses:
      Purchases                                         801,698                     0
      Operating Expenses                                 15,800                11,791
      Depreciation                                       88,611                11,153
      Interest                                          100,981                 9,675
      Officers & Directors Salaries & Fees              177,625                69,000
      General and Administrative                        953,293               284,780
                                             ------------------    ------------------
      Total Expenses                                  2,138,008               386,399
                                             ------------------    ------------------

(Loss) From Operations                               (1,313,160)             (282,569)
      Loss From Asset Abandonment                             0                  (850)
       Interest Income                                    5,667                     0
                                             ------------------    ------------------
Net Income (Loss)                            $       (1,307,493)   $         (283,419)
                                             ==================    ==================

Net Income (Loss) Per Common Share:

        Basic and Diluted                    $            (0.02)   $            (0.01)
        -----------------                    ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic                      54,778,647            41,390,507
                                             ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Nine Months Ended     Nine Months Ended
                                                   September 30, 2004    September 30, 2003
                                                   ------------------    ------------------
Revenues:
      Gas Sales                                    $        1,323,459    $                0
      Pipeline Fees                                             9,101                     0
      Management Fees                                               0               123,922
                                                   ------------------    ------------------
         Total Revenues                                     1,332,560               123,922
                                                   ------------------    ------------------

Expenses:
      Purchases                                             1,299,518                     0
      Pipeline Operating Expenses                              18,416                26,484
      Depreciation                                            136,529                32,473
      Interest                                                149,418                43,316
      Officers & Directors Salaries & Fees                    513,983               219,000
      General and Administrative                            4,323,313               660,447
         Total Expenses                                     6,441,177               981,720
                                                   ------------------    ------------------

(Loss) From Operations                                     (5,108,617)             (857,798)
      Extraordinary Item - Gain on Partial Sale
        Of Subsidiary                                               0             1,533,731
      Loss From Asset Abandonment                                   0                  (850)
        Interest Income                                        16,740                     0
                                                   ------------------    ------------------
Net Income (Loss)                                  $       (5,091,877)   $          675,083
                                                   ==================    ==================

Net Income (Loss) Per Common Share:

      Basic and Diluted
      -----------------

      (Loss)  From Operations                      $            (0.10)   $            (0.02)
       Gain - Extraordinary Item                                 0.00                  0.04
                                                   ------------------    ------------------
           Total                                   $            (0.10)   $             0.02
                                                   ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic                            51,926,974            38,040,218
                                                   ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended     Nine Months Ended
                                                     September 30, 2004    September 30, 2003
                                                     ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net Income (Loss)                                $       (5,091,877)   $          675,083
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation                                                136,529                32,473
    Write Off of Subscription Receivable                         18,000                     0
    Issuance of Common Stock
      for Services Provided                                   3,747,066               317,814
    Officers' Salaries Accrual                                        0               100,000
      Changes in:
        Accounts Receivable                                     (39,662)               15,419
        Prepaid Expenses                                       (116,682)               15,124
        Deposits                                                   (308)               (1,805)
        Deferred Charges                                       (245,600)                    0
        Accounts Payable and
          Accrued Expenses                                     (387,031)             (552,191)
                                                     ------------------    ------------------

Net Cash Provided (Required)
   by Operating Activities                                   (1,979,565)              601,917
                                                     ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
      Increase (Decrease) in Investments                         98,629               (98,629)
      Acquisitions of Property, Plant & Equipment              (692,597)              (98,360)
      Proceeds From Disposals of Property, Plant
        and Equipment                                                 0               697,285
                                                     ------------------    ------------------

        Net Cash Provided (Required)
          by Investing Activities                              (593,968)              500,296
                                                     ------------------    ------------------







      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                    Nine Months Ended     Nine Months Ended
                                                   September 30, 2004    September 30, 2003
                                                   ------------------    ------------------
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Issuance of Common Stock
         Net of Subscriptions Receivable                    4,088,317                50,000
      Repayment of Short-Term Loans                          (100,000)             (302,924)
      Proceeds of Loans from Related Parties                        0                19,300
      Repayment of Loans Fees and Accrued
        Salaries Due Related Parties                                0              (848,597)
                                                   ------------------    ------------------

Net Cash Provided (Required)
  by Financing Activities                                   3,988,317            (1,082,221)
                                                   ------------------    ------------------

Net Increase in Cash                                        1,414,784                19,992
Cash at Beginning of Period                                   894,457               193,669
                                                   ------------------    ------------------

Cash at End of Period                              $        2,309,241    $          213,661
                                                   ==================    ==================

Supplemental Disclosures of
   Cash Flow Information:
      Cash Payments for Interest                   $           22,011    $           33,143
                                                   ==================    ==================

      Cash Payments for Income Taxes               $                0    $                0
                                                   ==================    ==================
Non-Cash Financing Activities:
   Issuance of Common Stock:
     Operating Activities                            $      3,747,066    $          317,814
     Payment of Accounts Payable                               38,311                62,500
     Repayment of Loans                                        75,000               198,767
     Prepayment of Legal Fees                                  86,000                18,750
     Repayment of Loans and Accrued
     Salaries From Related Parties                                  0               866,157
   Acquisition of Property, Plant, Equip-
    ment, and Goodwill For Note Payable                     6,523,773                     0
                                                   ------------------    ------------------

      Total Non-Cash Financing Activities          $       10,470,150    $        1,493,988
                                                   ==================    ==================





      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, L.P., Reef Ventures, L.P., Reef International, LLC, Reef Marketing, LLC, and Terranova Energia S. de R. L. de C. V. All significant inter-company accounts and transactions have been eliminated in consolidation.


                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - RESTRICTED CASH
------   ---------------

         Restricted cash consists of a certificate of deposit to secure a letter of credit issued to a vendor. The letter of credit terminated on October 4, 2004 which cancelled the cash restriction.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         Summaries of property, plant and equipment at September 30, 2004 and December 31, 2003 are as follows:

                                                                                     Estimated
                                                     September 30,    December 31,    Economic
                                                          2004            2003          Life
                                                     -------------   -------------   ----------
         Pre-Construction Costs-
           International Crossing to Mexico          $      20,600   $     133,308
         Pre-Construction Costs - Mexican
           Storage Facility and Related Pipelines          669,225               0
         Equipment and Leasehold
           Improvements                                     38,802          19,449   3-10 Years
         Pipelines - Domestic                              431,560         431,560    15 years
         Pipeline - Eagle Pass, Tx to Piedras
           Negras, Mexico                                6,113,255               0    20 Years
         Processing Plant                                  186,410         166,410    15 Years
                                                     -------------   -------------
              Total                                  $   7,459,852         750,727
         Less Accumulated Depreciation                     455,811         146,535
                                                     -------------   -------------
              Total                                  $   7,004,041   $     604,192
                                                     =============   =============

Depreciation expense for the nine months ended September 30, 2004 and September 30, 2003 amounted to $136,529 and $32,473.

NOTE 4 - LONG-TERM DEBT
------   ---------------

         Maturities of long-term debt are as follows, provided cash flows are sufficient. According to provisions in note, any deficiencies will be paid at maturity of note as described in footnote 6.

                    Period Ending
                    September 30,
                        2005                 $       27,182
                        2006                        326,188
                        2007                        326,188
                        2008                      5,844,215
                                             --------------
                                             $    6,523,773
                                             ==============

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 5 - LITIGATION
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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 6 - ACQUISITION
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

         Summary of Purchase and Sale Agreement

         The Company and Arrecefe purchased Impact's and Coahuila's units of interest in Reef Ventures, L.P., respectively. Impact financed the sale of the Reef interests for $6,523,773 payable as follows:

         (a) Tidelands executed a Promissory Note to Impact for $6,523,773 (the "Tidelands Note"). The Tidelands Note bears interest at the prime rate of interest plus two (2%) percent. The note would call for quarterly interest payments the first fifteen (15) months, and thereafter, principal and interest would be due quarterly amortized over twenty
         (20) years, but not to exceed an amount equal to One Hundred (100%) percent of Reef's net cash flow. The unpaid balance of the note would be due at the end of the fourth year.

         (b) The Tideland's note is secured by (i) a deed of trust (the "Deed of Trust") from the Partnership to Impact, covering the pipeline and related facilities, easements, rights-of-way and the Gas Contracts which comprise the project, being that 12-inch pipeline Project for transporting natural gas from Eagle Pass Texas to Piedras Negras, Mexico, defined in the Partnership Agreement. The

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 6 - ACQUISITION (CONTINUED
------   ----------------------

         Summary of Purchase and Sale Agreement (Continued)

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

         If the registration statement is declared effective (i) by April 7, 2005, if the registration is on Form S-3, or (ii) July 7, 2005, if the registration statement is on Form SB-2 or any other registration form, the registration statement will be deemed timely (a "Timely Registration"). In the event of a Timely Registration, Impact will exercise the warrant for all of the remaining shares under the warrant on a cash basis payable by Impact through the execution of a promissory note payable to Tidelands (the "Impact Note"), as of the effective date of the registration statement. In the event that the Company does not accomplish a Timely Registration, then Impact may exercise the warrant at anytime after the date which is the last date for a Timely Registration, at its option on a cash basis or pursuant to Section 1.2 of the warrant agreement on a net exercise cashless basis for all the remaining shares under the warrant. If Impact elects to exercise the warrants on a net exercise cashless basis, we will increase the number of shares available for issuance under the warrant, regardless of whether issued for cash or on a net exercise basis, so that the total number of shares issued would total 10,000,000 shares.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 6 - ACQUISITION (CONTINUED
------   ----------------------

         If the registration statement is not filed or declared effective on or before July 14, 2004, the Company will be obligated to issue 500,000 common shares under the cashless exercise provisions of the amended Stock Purchase Warrant. For each 90 day period that the registration statement was not filed or declared effective, the Company would continue to issue 500,000 share blocks of common stock, until declared effective. Accordingly, the Company issued 500,000 restricted common shares during July since the registration statement was not filed by July 14, 2004.

         The unaudited pro-forma condensed consolidated results of operations of the Company have been prepared as if the acquisition of the seventy-three percent (73%) of Reef Ventures, L.P. had occurred January 1, 2004:

                         Tidelands Oil & Gas Corporation
                 Condensed Consolidated Statement of Operations
                      Nine Months Ended September 30, 2004
                                   "Proforma"
                                   (Unaudited)


         Revenues                                                  $  3,975,062
         Net (Loss)                                                $ (5,152,407)
         Net (Loss) Per Common Share - Basic                       $      (0.10)
         Weighted Average Shares Outstanding - Basic                 51,926,974
         Net (Loss) Per Common Shares - Diluted                    $      (0.08)
         Weighted Average Shares Outstanding - Diluted               63,310,378

NOTE 7 - COMMON STOCK TRANSACTIONS
------   -------------------------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 7 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

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

         On July 2, 2004, the Company issued 500,000 shares of its restricted common stock valued at $250,625 to Impact International, Inc. pursuant to the terms of purchase of Reef Ventures, L.P. described above.

         On August 1, 2004, the Company issued 1,000,000 shares of its restricted common stock valued at $383,750 pursuant to a one-year contract to provide consulting services. In addition, the Company issued warrants to purchase 500,000 shares of common stock at a price of $1.45 per share. These warrants expire August 10, 2006.

         On September 14, 2004, the Company issued 4,000,000 shares of its restricted common stock for $2,000,000 which was received during October, 2004. In addition, the Company issued warrants to purchase 1,000,000 shares of common stock at a price of fifty-cents ($0.50) per share. These warrants expire August 14, 2006.

         On September 14, 2004, the Company issued 500,000 shares of its restricted common stock valued at $106,875 pursuant to an employment contract with an officer of the Company.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 7- COMMON STOCK TRANSACTIONS (CONTINUED)
------  -------------------------------------

         On September 14, 2004, three current officers and directors, a prior officer/director and an employee of the Company each exercised a warrant to acquire 500,000 shares of restricted common stock for $110,000. The parties also executed a one-year promissory note bearing 5% per annum interest in favor of the Company and a security agreement against the newly issued stock until full payment has been remitted.

NOTE 8 - COMMITMENT FOR SUITE LICENSE AGREEMENT
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

         The future annual license fee commitments are as follows:

                    2005                         $  161,385
                    2006                            171,068
                    2007                            181,332
                    2008                            192,212
                    2009                            101,872
                                                 ----------
                                                 $  807,869
                                                 ==========

NOTE 9 - RELATED PARTY TRANSACTION
------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A prepayment of $300,000 was made to secure a block of six hundred hours of airtime based on standard industry rates, and as at September 30, 2004, there remains unused airtime in the amount of $275,600.

NOTE 10 - SUBSEQUENT EVENTS
-------   -----------------

         On October 1, 2004, the Company formed Sonterra Energy Corporation, ("Sonterra"), a Texas Corporation. Sonterra immediately issued 500 shares each to the Company and James Blackwell, PE. Sonterra was organized for the purpose of acquiring the assets of Oneok Propane Distribution Company, a division of Oneok Propane Company. In connection with the purchase of the Oneok assets, James Blackwell sold his 500 Sonterra shares to Tidelands in exchange for 574,712 Tidelands' shares; thereby causing Sonterra to become a wholly owned subsidiary of Tidelands.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 10 - SUBSEQUENT EVENTS
-------   -----------------

         On November 1, 2004, Sonterra entered into an Asset Purchase and Sale Agreement with Oneok Propane Distribution Company to purchase its assets for two million dollars, ($2,000,000). The assets consist of propane distribution systems; including gas mains, yard lines, meters and storage tanks serving various residential subdivisions in the Austin, Texas area. The purchase price was funded by Tidelands on behalf of Sonterra from proceeds of the previous sale of 4,000,000 shares of its restricted common stock received during October 2004.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Business Overview

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has five wholly owned subsidiaries, Rio Bravo Energy LLC, Sonora Pipeline LLC, Arrecefe Management LLC, Marea Associates, L.P., and Terranova Energia, S.de R.L. de C.V. The Company also owns a 97% limited partnership interest in Reef Ventures, L.P. Arrecefe Management LLC owns a 1% general partner interest in Reef Ventures, L.P. Reef Ventures, L.P. owns 100% of the member interest in Reef International LLC and Reef Marketing LLC.

The Company's products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America.

The Company derived its revenue from sales of natural gas to the local distribution company in Piedras Negras, Coahuila through the pipeline owned by Reef Ventures, L.P. during the months of July and August 2004. The revenue source from these operations for the month of September 2004 was converted to a transportation fee based upon volumes metered. It is anticipated that the conversion of the revenue source to a transporation fee basis will enable the Company to realize a doubling of net revenues based upon current volumes committed for delivery to the customer in Piedras Negras, Coahuila. Management is evaluating an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila including the brewery and bottling operation planned for that area. The volume increase from this expanded pipeline network is estimated to be 4 to 7 times the current average throughput to the local distribution company in Piedras Negras, Coahuila. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila is being re-evaluated in light of new supply sources emerging in Nuevo Laredo and Reynosa, Tamaulipas. A decision to proceed, modify or abandon the LPG project at this location is under evaluation. The existing natural gas and natural gas liquid projects were acquired in connection with the buyout of the Impact general and limited partnership interests in Reef Ventures, L.P. which is described in further detail in Footnote 6 to the Condensed Consolidated Financial Statements above.

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

The Company has completed its initial study of the Burgos facility and expects to complete final contract negotiations with PEMEX and third party vendors for the construction and operation of the facility shortly. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid and the efficiency of operation of the storage facility. Permit applications will be filed for all these projects with the Mexican Energy Regulatory Commission in the fourth quarter of 2004. The capital budget for these projects exceeds $300 million USD and is expected to be funded through additional equity and debt issuances by the Company. Marea Associates, L.P. was formed during the fiscal quarter ended June 30, 2004 to own the majority interest in Terranova Energia, S. de R.L. de C.V. a Mexican company which will enter into all contracts for business dealings in Mexico on behalf of the Company. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia,
S. de R.L. de C.V.


Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which processing would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. Subsequent to September 30, 2004, the Company closed a $2,000,000 Regulation S equity financing with ACH Securities, S.A. The proceeds of this financing were used to fund the acquisition of residential propane distribution systems in western Travis County, Texas via the Company's new wholly owned corporate subsidiary, Sonterra Energy Corporation as of November 1, 2004. Management is evaluating the re-opening of the Chittim gas plant in order to provide lower cost feedstock fuel for sale through Sonterra Energy Corporation operations. Management is also evaluating two different supply sources for the reopening of the Chittim gas plant. As noted above, Rio Bravo Energy LLC also owns a general partner interest in Marea Associates, L.P. and the minority interest in Terranova Energia, S. de R.L. de C.V.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $1,332,560 for the nine months ended September 30, 2004 as compared with revenues from continuing operations of $123,922 for the nine months ended September 30, 2003. The revenue increase resulted from the acquisition of a 98% interest in Reef Ventures, L.P. which owns and operates a natural gas pipeline serving the Piedras Negras, Coahuila market.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $981,720 for the nine months ended September 30, 2003 to $6,441,177 for the nine months ended September 30, 2004.

COST OF SALES: The cost of sales (purchases) from continuing operations increased from -0- for the nine months ended September 30, 2003 to $1,299,518 for the nine months ended September 30, 2004. The increase was due to the purchase cost of natural gas resold through the natural gas pipeline owned by Reef Ventures, L.P.

OPERATING  EXPENSES:   Other  operating  expenses  from  continuing   operations
increased from $981,720 for the nine months ended September 30, 2003 to $5,141,659 for the nine months ended September 30, 2004 which is total increase of $4,159,939. Depreciation increased by $104,056 due to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. Interest expense increased by $106,102 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. Pipeline operating expenses decreased by $8,068 due to different operating requirements of the assets owned during the respective nine month periods. Officers and Directors Salaries & Fees increased by $294,983 for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 due to hiring of additional officers and directors. The non-cash component of this increase was $197,691 due to issuance of common stock to officers and directors. General & Administrative expenses increased substantially as detailed below.

SELLING GENERAL AND ADMINISTRATIVE: General & Administrative Expenses increased by $3,662,866 for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 due to an increase in the issuance of common stock for consulting fees, legal fees, and financing fees by $3,231,561 which are non-cash expenses accounting for all but $431,305 of the increase in general and administrative expenses. The remaining increase in G & A costs was primarily from cash paid for travel costs, insurance premiums, entertainment, accounting fees and legal fees.


NET LOSS FROM OPERATIONS:Net loss of ($857,798) for the nine months ended September 30, 2003 increased to ($5,108,617) for the nine months ended September 30, 2004, an increase in the amount of loss of $4,250,819. The non-cash component of the increase in loss was $3,747,066.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the nine months ended September 30, 2004 totaled $6,829,125 as compared with $95,360 for the nine months ended September 30, 2003. The increase of $6,733,765 was due to acquisition of the Reef Ventures, L.P. natural gas pipeline ($6,113,255), increased equipment and leasehold cost of $19,946, higher pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico ($580,564), and additional equipment for our gas processing plant ($20,000).

Total debt increased from $1,138,905 at December 31, 2003 to $7,062,336 at September 30, 2004. The increase in total debt is due to the acquisition indebtedness created in the acquisition of the Reef Ventures, L.P. partnership interests from Coahuila Pipeline LLC and Impact International LLC as described in Note 6 to the Condensed Consolidated Financial Statements for the period ended September 30, 2004. Total debt as of September 30, 2004 and December 31, 2003 expressed as a percentage of the sum of total debt and shareholders' equity was 56.85% and 70.15% respectively.

Net loss for the nine months ended September 30, 2004 was ($5,091,877) a decrease of 854% from the net income of $675,083 for the nine months ended September 30, 2003. Diluted net loss per common share increased 500% to ($0.10). The net loss per share calculation for the nine months ended September 30, 2004 included an increase in actual and equivalent shares outstanding.

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

Item 3.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         On May 24 and June 16, 2004 respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessell and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion. These claims are being vigorously defended.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

On  July  2,  2004,  we  issued   500,000  shares  of  common  stock  to  Impact
International, LLC. valued at $250,625 in a cashless exercise of their common stock warrants.

On August 1, 2004, we issued 1,000,000 shares of common stock to L.L. Capital Group, LLC pursuant to a Consulting Services Agreement. The transaction was valued at $383,750.

On September 14, 2004, the following individuals exercised common stock options:

         (1) Michael Ward, the Company's President and Director, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

         (2) Ahmed Karim, the Company's Vice President and Director, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

         (3) James Smith, the Company's Chief Financial Officer, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

         (4) Samuel Simon exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

On September 14, 2004, we issued 500,000 shares of common stock to Michael Ward as a stock grant under his employment agreement. The shares were valued at $106,875.

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

         None.

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

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

(b) Reports on Form 8-K. During the third quarter of 2004 we filed two Current Reports on Form 8-K: August 13, 2004 reporting under Item 7, September 20, 2004 reporting under Item 3.02.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TIDELANDS OIL & GAS CORP.


Dated: November 15, 2004                                /s/ Michael Ward
---------------------------                            -------------------------
                                                       By: Michael Ward
                                                       Title: President, CEO



Dated: November 15, 2004                                /s/ James B. Smith
---------------------------                            -------------------------
                                                       By: James B. Smith
                                                       Title: CFO