Form 10KSB
period 2004-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2005-04-15
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $1,883,838 for the year ended December 31, 2004.

This report contains a total of 51 pages. The Exhibit Index appears on page 24.

As of December 31, 2004, there were 61,603,359 shares of the issuer's common stock outstanding. The aggregate market value of the $51,281,153 shares of the issuer's voting stock held by non-affiliates was $$56,409,269 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2004, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2004                           Page


PART I

ITEM 1.  Business...........................................................   2
ITEM 2.  Properties.........................................................   4
ITEM 3.  Legal Proceedings..................................................   4
ITEM 4.  Submission of Matters to vote of Security Holders..................   5

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters
          And Small Business Issuer Purchases of Equity Securities..........   5
ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........   7
ITEM 7.  Financial Statements...............................................  11
ITEM 8.  Changes In and Disagreements with Accounting and
                Financial Disclosure........................................  11
ITEM 8A. Controls and Procedures............................................  11
ITEM 8B. Other Information..................................................  12

PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control
                Persons: Compliance with Section 16(a) of the Exchange Act..  12
ITEM 10.  Executive Compensation............................................  14
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................  16
ITEM 12.  Certain Relationships and Related Transactions....................  19
ITEM 13.  Exhibits..........................................................  20
ITEM 14.  Principal Accounting Fees and Services............................  22

SIGNATURES..................................................................  23
EXHIBIT INDEX...............................................................  24

                                     PART I

ITEM 1.   BUSINESS.

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has nine subsidiaries which it directly and indirectly owns as follows: (1) Rio Bravo Energy LLC, (2) Arrecefe Management LLC, (3) Marea Associates, L.P. , (4) Terranova Energia, S.de R.L. de C.V. and (5) Sonterra Energy Corporation. We also own a 97% limited partnership interest in Reef Ventures, L.P.(6) Arrecefe Management LLC owns a 1% general partner interest in Reef Ventures, L.P. Rio Bravo Energy, LLC owns 100% of the member interest in Sonora Pipeline LLC. (7) Reef Ventures, L.P. owns 100% of the member interest in Reef International LLC(8) and Reef Marketing LLC(9).

The Company's products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the State of Texas.

Reef Ventures International Pipeline

Until September 30, 2004, we derived our revenue from sales of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. On September 1, 2004, we converted the revenue source for this pipeline to a transportation fee. As a reseller of natural gas we were obligated to restrict of use of $1,000,000 of cash in order to fund a credit facility in favor of the seller of natural gas. We believe that converting the revenue source to a transportation fee that we will double net revenues based upon current gas volumes committed for delivery to the customer in Piedras Negras, Coahuila. Additionally, Management is evaluating an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. The planned Liquid Petroleum Gas ( LPG) line between Eagle Pass, Texas and Piedras Negras, Coahuila is being re-evaluated in light of new supply sources emerging in Nuevo Laredo and Reynosa, Tamaulipas. A decision to proceed, modify or abandon the LPG project at this location is expected in the future. The above projects were acquired in connection with the buyout of the Impact general and limited partnership interests in Reef Ventures, L.P.

Tidelands Oil & Gas Storage Enterprise

In December 2003, we entered into a Memorandum of Understanding (MOU) with PEMEX to design, build and operate an underground natural gas storage facility in the vicinity of Reynosa, Tamaulipas, Mexico, in the Burgos Basin area and eventually at other regions in Mexico. The MOU provides for exclusivity in the development of the projects and the related transportation and interconnecting pipelines to and from the storage facilities.

We have completed the initial study of the Burgos facility and expect to complete final contract negotiations with the Secretary of Energy and PEMEX for the construction and operation of the facility before the end of 2005. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid in Mexico and the operational efficiency of the proposed storage facility. The capital budget for these projects exceeds $700 Million Dollars and is expected to be funded through issuance of additional equity of the Company , the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia, S. de R.L. de C.V.

Rio Bravo Energy, LLC

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco, and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. Management plans to reopen the plant when adequate volumes of gas from third party producers makes plant operations economically attractive. The gas plant has the capability to fractionate natural gas into commercial grade propane and butane. The maximum intake capacity of gas plant is 10 million cubic feet of gas per day. Presently, we are evaluating opening the plant for LPG production for our Sonterra Energy Corporation Austin propane business. The market for the products of plant operation could include our future propane/butane terminal and pipeline crossing into Mexico, and/or LPG supply to Sonterra's propane business in Austin, Texas.

Sonora Pipeline, LLC

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. This pipeline network was acquired in conjunction with the Chittim Gas Processing Plant acquisition and, when operational, could generate revenue from transportation fees to be charged to third party gas producers shipping natural gas to the gas plant owned by Rio Bravo Energy LLC.

Sonterra Energy Corporation Business

On November 1, 2004, through our subsidiary, Sonterra Energy Corporation subsidiary, we entered into an Asset Purchase and Sale Agreement with Oneok Propane Distribution Company, a division of ONEOK Propane Company, a Delaware corporation. We purchased the assets of this division for Two Million ($2,000,000). The assets consist of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving the following residential 13 subdivisions in the Austin, Texas. Additionally, we provide gas to Arbolago and Hills of Lakeway subdivisions. The 15 subdivisions include:

o        Arbolago*
o        Austin's Colony Phase II
o        Costa Bella
o        Hills of Lakeway
o        Jacarandas
o        Lake Pointe
o        La Ventana
o        Lakewinds Estates
o        Northshore on Lake Travis Phase I
o        Riverbend
o        Rob Roy Rim
o        Senna Hills
o        Sterling Acres
o        The Point
o        The Preserve at Barton Creek

These subdivisions contain 1,333 lots. Presently, 850 of lots are metered for use. There are 483 number of unmetered lots. As new homes are constructed on these lots our customer base will grow. Presently, 100% of the subdivisions are metered for propane consumption.

The propane distribution system is comprised of approximately 25 miles of gas main pipe, 75,000 feet of yard lines, 850 meters, storage tanks with a combined capacity of 156,000 gallons. Sonterra is the exclusive seller of propane in these subdivisions and is not considered a regulated utility. Sonterra purchases propane products from a number of distributors in Austin, Texas.

We financed the purchase of these assets by selling Four Million (4,000,000) shares to ACH Securities, S.A., a company domiciled in Geneva, Switzerland, for Two Million ($2,000,000) Dollars. On October 14, 2004, in connection with the ACH Securities transaction, we issued Margaux Investment Group, S.A. common stock warrants to purchase One Million (1,000,000) shares for Fifty ($0.50) Cents per share and One Million (1,000,000) shares at $2.50 per share.

The  Texas  Railroad  Commission   regulates  all  aspects  of  the  production,
transportation and processing of petroleum products, including propane, in the State of Texas.

Competition
-----------

Reef Ventures, L.P.  Eagle Pass Pipeline Crossing

Our Eagle Pass international pipeline crossing competes with a pipeline owned by West Texas Gas, Inc. pipeline crossing which is located two miles north of Eagle Pass. We believe that the West Texas Gas crossing will be able to compete with us only marginally beginning in 2006 due to a very limited transmission capability and marketing efforts currently being undertaken by Management.

Sonterra Energy Corporation Propane Distribution

Our propane distribution business serving the 15 Austin subdivisions is not subject to competition within the existing acquired subdivisions because we are the sole propane supplier. The residential subdivisions are subject to a propane supply covenant granting us the exclusive supply of propane for each subdivision. In the future, we will compete in the bidding process for new propane distribution systems as new residential subdivisions are developed. We may also be able to acquire additional existing propane distribution systems from competitors.

Employees
---------

Tidelands has seven full time employees including our corporate officers. Our Sonterra Energy subsidiary, which operates the Austin propane gas distribution company, has 9 full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

Reef Ventures, L.P. owns and operates the international natural gas pipeline and related facilities located in Maverick County, Texas and Coahuila, Mexico. Tidelands owns a 97% limited partnership interest in this entity. We acquired this interest from Impact International, LLC. Impact financed our purchase of this system and we owe Impact $ 6,731,883.

Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick, County, Texas. The plant is currently shut down. The gas plant has the capability to fractionate natural gas into commercial grade propane and butane. In the near future, we may activate this plant and produce propane for our Sonterra propane business in Austin, Texas.

Sonora Pipeline, LLC owns the Sonora Pipeline network consisting of approximately 80 miles of pipeline. No significant encumbrances exist with respect to the assets of this company. The pipeline is currently inactive and will be used primarily to transport natural gas from third party producers to supply feedstock for the Chittim Gas Processing Plant owned by Rio Bravo Energy LLC.

Sonterra Energy Corporation operates a propane distribution systems providing propane to 15 residential subdivisions in Austin, Texas. The propane distribution system is comprised of approximately 25 miles of gas main pipe, 75,000 feet of yard lines, 850 meters and storage tanks with a combined capacity of 156,000 gallons of LPG.

We lease our San Antonio executive office. We entered into this office lease on August 1, 2003. The term expires November 30, 2005. Our monthly lease payment is $3,400. Our rent expense for 2004 was $43,300. This figure includes $2,500 rent paid on behalf of the Sonterra Energy Corporation operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                     ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2003 and 2004. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. Table 1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quarterly trade and quote data provided by NASDAQ OTC Bulletin Board.


Table 1.

Bid Information

Fiscal Quarter Ended
                                                 High         Low

December 31, 2004                                1.36         0.60
September 30, 2004                               2.18         0.73
June 30, 2004                                    3.18         1.70
March 31, 2004                                   4.45         1.72

December 31, 2003                                2.57         0.75
September 30, 2003                               1.05         0.24
June 30, 2003                                    0.47         0.20
March 31, 2003                                   0.40         0.15

On December 31, 2004, the closing bid and closing ask prices for shares of our common stock in the over-the-counter market, as reported by NASD OTC BB were $1.10 and $1.36 per share, respectively.

We believe that there are presently 39 market makers for our common stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our common stock. Further, the trading volume in our common stock has historically been both sporadic and light.

As of December 31, 2004, we had an aggregate of 86 stockholders of record as reported by our transfer agent, Signature Stock Transfer Co., Inc. Certain shares are held in the "street" names of securities broker dealers and we estimate the number of stockholders which may be represented by such securities broker dealer accounts may exceed 1,500.

Dividends and Dividend Policy

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2004, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for equity compensation plans not approved by our security holders.




Table 1.

Equity Compensation Plan Information

------------------------ ------------------------ ---------------------- ------------------------

Plan Category            Number of Securities to  Weighted-average       Number of Securities
                         be issued upon exercise  Exercise price of      remaining available for
                         of outstanding options,  outstanding options,   future issuance under
                         warrants and rights      warrants, and rights   equity compensation
                                                                         plans (excluding
                                                                         securities reflected in
                                                                         column (a)
------------------------ ------------------------ ---------------------- ------------------------
                                   (a)                      (b)                    (c)
------------------------ ------------------------ ---------------------- ------------------------
Equity Compensation
Plans approved by
security holders                  None                      None                   None
------------------------ ------------------------ ---------------------- ------------------------
Equity Compensation
Plans not approved by            500,000 (1)             $ 0.125                   None
security holders               5,000,000 (2)             $ 0.287                  210,122
                               5,000,000 (3)             $ 0.87                 4,500,000
------------------------ ------------------------ ---------------------- ------------------------
Total                         10,500,000                 $0.333                 4,710,122
------------------------ ------------------------ ---------------------- ------------------------

(1) This plan registered shares issued for legal services rendered on behalf of the Company and approved by our Board of Directors. These shares were issued in lieu of cash legal fees for services rendered during 2002.

(2) On May 27, 2003, the Company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation.

(3) On November 2, 2004, the company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. On November 5, 2004, under the terms of James Smith's employment agreement, we granted and issued 500,000 common shares to him under this Plan.

Recent Sales of Unregistered Securities

         All sales of unregistered securities have been previously reported in our filed periodic reports filed with the Securities & Exchange Commission on Forms 8-K and 10-QSB.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

Business Overview

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America.

We previously derived our revenue from sales of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. We converted the revenue source for this pipeline to a transportation fee on September 1, 2004 with the execution of a new agreement with Conagas. This contract arrangement freed up of use of $1,000,000 of our restricted cash which we used to fund a credit facility in favor of the seller of natural gas to Reef Ventures, L.P. We believe that as a result of the conversion of the revenue source to a transportation fee, net revenues will be doubled based upon current gas volumes committed for delivery to Conagas. . Management is evaluating an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila is being re-evaluated in light of new supply sources emerging in Texas and Mexico. The above projects were acquired in connection with the buyout of the Impact general and limited partnership interests in Reef Ventures, L.P. which is described in further detail in Note 14 to the Consolidated Financial Statements for the periods ended December 31, 2004 and December 31, 2003 below.

In December 2003, we entered into a Memorandum of Understanding (MOU) with PEMEX to design, build and operate an underground natural gas storage facility in the vicinity of Reynosa, Tamaulipas, Mexico, in the Burgos Basin area and eventually at other regions in Mexico. The MOU provides for exclusivity in the development of the projects and the related transportation and interconnecting pipelines to and from the storage facilities.

We have completed the initial study of the Burgos facility and expect to complete final contract negotiations with the Secretary of Energy and PEMEX for the construction and operation of the facility shortly. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid in Mexico and the operational efficiency of the storage facility. Permit applications for all these projects will be filed in 2005 with the Mexican Energy Regulatory Commission. The capital budget for these projects exceeds $700 Million Dollars. We anticipate funding these projects with additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed during the fiscal quarter ended June 30, 2004 to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of the Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia, S. de R.L. de C.V.

We are in the preliminary design phase for an LNG regasification terminal to be located in offshore Mexican waters of the Gulf of Mexico near Matamoros, Tamaulipas. The Dorado LNG Terminal would provide additional supply for Northeast Mexico natural gas markets which are currently importing approximately
1.0 BCF per day from the U.S. The capital cost to build the terminal and interconnecting pipeline to the planned storage facility is expected to be over $200 million USD. Management estimates a cumulative capital investment of approximately $1 billion USD for the LNG regasification terminal, the pipelines in the U.S. and Mexico and the Mexican storage facility. These projects are targeted to address the critical infrastructure needs for the natural gas and power markets in Northeast Mexico through the year 2013. A collateral opportunity to import natural gas into the U.S. via the project's route and facilities is also contemplated. Management is in active negotiations for LNG supply, U.S. supply and off take gas contracts in Mexico and the U.S. The projects will be developed and operated with a tolling business model as the revenue premise, however, joint venture or contractual relationships with third parties may allow the Company to participate in merchant operations in the energy supply business for Mexican and U.S. customers.

The Company has engaged Sanders Morris Harris, Inc., an energy investment banking firm in Houston, Texas, as its primary financial advisor with respect to the capital raise requirements for the above projects. We have also had substantive and ongoing discussions with interested third parties for private equity and debt and will continue those discussions in the upcoming year as further development of the projects occurs.

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. We plan to reopen the plant in 2005 when adequate volumes of LPG feedstock from third parties makes plant operations economically attractive. We are evaluating the feasibility of opening the gas plant for LPG production for our Sonterra LPG business in Austin, Texas. Additionally, the market for the products of the Chittim plant operation could include our future propane/butane terminal and pipeline crossing into Mexico. As noted above, Rio Bravo Energy LLC owns a general partner interest in Marea Associates, L.P. and the minority interest in Terranova Energia, S. de R.L. de C.V.

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. Presently, the line is not in use. The pipeline was acquired in conjunction with the Chittim Gas Processing Plant acquisition. When operational, it would generate revenue from transportation fees charged to third party gas producers shipping natural gas to the Chittim Gas Plant owned by Rio Bravo Energy LLC. Sonora Pipeline LLC will also own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Mexican pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings near McAllen, Texas. The estimated capital cost of these U.S. segments is approximately $60 million USD.

Sonterra Energy Corporation, a wholly owned subsidiary of Tidelands entered into the residential propane distribution business on November 1, 2004 with its acquisition of 850 existing customers located in 15 subdivisions in the vicinity of Austin, Texas. Sonterra's existing and future market area includes several central Texas locations that do not have access to natural gas as a fuel for home heating and appliance usage. Current expansion of over 400 lots within the existing subdivisions is possible. Sonterra has also entered into a new agreement with the developer of Northshore on Lake Travis to expand the currently serviced lots by an additional 1,000 units. Up to 2,625 additional lots may be available for installation of residential propane delivery in developments currently in the planning stages in the nearly central Texas vicinity.

Results of Operations

REVENUES: The Company reported revenues of $1,883,838 for the twelve months ended December 31, 2004 as compared with revenues from continuing operations of $178,856 for the twelve months ended December 31, 2003. The revenue increase resulted primarily from the acquisition of an additional 73% interest in Reef Ventures, L.P. which owns and operates a natural gas pipeline serving the Piedras Negras, Coahuila market. Natural gas sold ($1,323,459) and transportation fees ($76,767) charged from these operations totaled $1,400,227 for the twelve months ended December 31, 2004. Sales of propane by Sonterra Energy Corporation to its residential customer base ($363,413), service call income for its customers ($34,373), and installation income for new yard lines and meter sets ($2,850) totaled to $400,636 for the twelve months ended December 31, 2004. A new revenue source from Sonterra Energy Corporation was construction services related to propane main lines and tank sites for subdivisions under development, which resulted in $82,975 of revenues for the twelve months ended December 31, 2004. Other Revenues decreased by $178,856 for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $3,061,068 for the twelve months ended December 31, 2003 to $8,451,280 for the twelve months ended December 31, 2004. Each category of cost and expense increased significantly due to the rapid growth in assets and operating expenses experienced by the Company during the twelve months ended December 31, 2004. Cost of Sales increased from $0 for the twelve months ended December 31, 2003 to $1,508,891 for the twelve months ended December 31, 2004. Operating Expenses increased from $27,767 for the twelve months ended December 31, 2003 to $99,665 for the twelve months ended December 31, 2004. Depreciation Expense increased from $43,006 for the twelve months ended December 31, 2003 to $244,889 for the twelve months ended December 31, 2004. Interest Expense increased from $53,163 for the twelve months ended December 31, 2003 to $300,566 for the twelve months ended December 31, 2004. Each of these increases resulted primarily from growth related to the acquisition of 98% of the partnership interest in the Reef Ventures, L.P. international pipeline operations and the acquisition of the residential propane sales business near Austin, Texas by Sonterra Energy Corporation. Officers & Directors Salaries & Fees increased from $313,000 for the twelve months ended December 31, 2003 to $1,331,848 for the twelve months ended December 31, 2004. This increase resulted from the addition of additional directors and officers combined with the increased use of stock based compensation in the employment agreements of officers. General and Administrative Expenses increased from $2,624,132 for the twelve months ended December 31, 2003 to $4,965,421 for the twelve months ended December 31, 2004 due to the results from the startup and initial operation of the additional business units mentioned above and the expenses for expanded Company operations associated with the development of new midstream energy projects in the U.S. and Mexico during that period.

COST OF SALES: Total Cost of Sales increased from $0 for the twelve months ended December 31, 2003 to $1,508,891 for the twelve months ended December 31, 2004. Cost of sales increased by $1,299,518 for the purchase cost of natural gas resold thru our international pipeline operated by Reef Ventures, L.P. and by $209,373 for the purchase cost of propane, meter sets and yard lines sold to residential customers by Sonterra Energy Corporation.

OPERATING EXPENSES: Operating expenses from continuing operations which are expenses related to the operation of Company assets in an active business segment increased from $27,767 for the twelve months ended December 31, 2003 to $99,665 for the twelve months ended December 31, 2004 which is a total increase of $71,898. This increase was due to the operating expenses incurred for the international pipeline crossing operated by Reef Ventures, L.P. and the operating expenses incurred by Sonterra Energy Corporation. Depreciation expense increased by $201,883 during the twelve months ended December 31, 2004 due to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas. Interest expense increased by $247,403 during the twelve months ended December 31, 2004 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. and the issuance of convertible debt to entities associated with the Mercator Advisory Group, LLC, now known as MAG Capital, LLC. Officers & Directors Salaries & Fees increased by $1,018,848 during the twelve months ended December 31, 2004 as a result of the addition of one director and two officers to the Company combined with the increased use of stock based compensation in the employment agreements of officers.

GENERAL AND ADMINISTRATIVE: General & Administrative Expenses increased by $2,341,289 during the twelve months ended December 31, 2004. Consulting fees, legal fees, and financing fees increased by $1,822,414 for the twelve months ended December 31, 2004. The remaining increase in G & A costs of $518,875for the twelve months ended December 31, 2004 was from increases in travel costs, office rent, insurance premiums, entertainment, and payroll plus other expenses associated with additional employees. The significant expansion of scope in the business plan for the Company and the need to conserve cash working capital for certain project predevelopment costs required the use of significant issuances of stock for general and administrative expenses during the twelve months ended December 31, 2004.

NET LOSS FROM OPERATIONS: Net loss of ($1,348,481) for the twelve months ended December 31, 2003 increased to ($6,517,182) for the twelve months ended December 31, 2004, an increase in the amount of loss of $5,168,701. Included in the net loss from operations is $4,603,066 of expenses for financing costs, consulting fees, legal fees, and employee compensation paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: Direct capital expenditures during the twelve months ended December 31, 2004 totaled $8,727,010 as compared with $134,505 for the twelve months ended December 31, 2003. The increased capital expenditures were composed of the acquisition of the assets of Reef Ventures, L.P. natural gas pipeline ($5,933,442), increased office furniture, equipment and leasehold costs ($26,550), higher pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico ($822,525), pre-construction costs related to propane distribution systems ($207,415), machinery, equipment, trucks, autos and trailers from the Sonterra asset acquisition ($120,355), storage tanks and main lines for propane distribution ($1,596,439) and additional equipment for our gas processing plant ($20,000). The Company also paid $1,158,937 for goodwill associated with the acquisition of the Reef Ventures, L.P. and Sonterra Energy Corporation assets. Total debt increased from $1,138,905 at December 31, 2003 to $12,306,107 at December 31, 2004. The
increase in total debt is primarily due to: (1) the acquisition indebtedness created in the acquisition of the Reef Ventures, L.P. partnership interests from Coahuila Pipeline LLC and Impact International LLC as described in Note 5 and
Note 14 to the Consolidated Financial Statements for the period ended December 31, 2004, and (2) the issuance of Convertible Debentures to the MAG Capital, LLC, formerly Mercator Advisory Group, LLC, funds as described in Note 5 of the Consolidated Financial Statements for the period ended December 31, 2004. Total debt as of December 31, 2004 and December 31, 2003 expressed as a percentage of the sum of total debt and shareholders' equity was 71.45% and 70.15% respectively.

On June 4, 2004, the Company entered into a SBC Center Terrace Suite License Agreement with the San Antonio Spurs, LLC, commencing July 1, 2004, for a period of five years. The annual license fee is $159,000 for that first year and is subject to a 6% per annum price escalation thereafter. The annual fee is payable in installments as indicated in the agreement. Future annual license fee commitments total $737,296. (See Note 4 of the Audit Report below).

Net loss for the twelve months ended December 31, 2004 was ($6,517,182) an increase in net loss of 483% from the net loss of ($1,348,481) for the twelve months ended December 31, 2003. Diluted net loss per common share increased 300% to ($0.09). The net loss per share calculation for the twelve months ended December 31, 2004 included an increase in actual and equivalent shares outstanding. In addition, the period ended December 31, 2003 included a one time gain of partial sale of a subsidiary in the amount of $1,533,731 which influenced the difference in net income (loss) per share for the periods ending December 31, 2003 versus December 31, 2004.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Independent Accountant's Report.....................................         F-3
Financial Statements
       Balance Sheets...............................................         F-4
       Statements of Operations.....................................         F-4
       Statements of Stockholder's Equity...........................         F-6
       Statements of Cash Flows.....................................   F-7 - F-8
       Notes to Financial Statements................................  F-9 - F-25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

           None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)      Limitations.

         Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION:

None

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS:
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                            Date became director
Name                     Age  Position                      or officer
--------------------------------------------------------------------------------

Michael Ward             49      Director, President         October 21, 1998
James B. Smith, C.P.A.   51      Chief Financial Officer,    August 16, 2003
                                 Sr. V.P.
Ahmed Karim              33      Director, Vice President    October 21, 1998
Robert Dowies            54      V.P.                        October 18, 2004
Carl Hessel              41      Director                    January 28, 2004

MICHAEL WARD: Mr. Ward is the President, Chief Executive Officer and Chairman of our Board of Directors. Michael Ward has served in his present capacities since October 21, 1998. He is Vice President and Chief Executive Officer of Tidelands Gas Corporation. He is a Manager and Vice President of Development of Rio Bravo Energy, LLC. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas. In association with Omega Minerals, Inc., where he was vice president and part owner, he operated 65 wells in 23 counties in South and West Texas: 17 wells in Seminole and Osage Counties, Oklahoma, 44 wells in Neosho and Wilson Counties, Kansas and 125 wells in Brown, Pike, Schuyler and Scott Counties. Illinois. He was president and owner of Major Petroleum Company. He drilled, completed and produced 42 wells in South and West Texas counties. The company was sold. With Tidelands Oil Corporation, his duties included supervising and performing remedial well work, work-overs and economic evaluation of the corporate properties. The primary area of interest was in Maverick County, Texas. He has performed project financing analysis and consulting of refinery acquisitions for the Yemen government.

JAMES B. SMITH: On August 16, 2003, we employed James B. Smith to act as a Senior Vice President and Chief Financial Officer. Mr. Smith received a Bachelor of Science from Texas A&M University and a Master of Professional accounting degree from the McCombs School of Business at the University of Texas, Austin. He is licensed as a Certified Public Accountant in Texas and Colorado. From 1996 through 2001, he directed the financial affairs and tax planning for several closely held corporations engaged in land development in Colorado. From 2000 through 2003, he served as Chief Financial Officer for Starr Produce Company, a major produce company with significant subsidiaries in real estate development and agri-business.

AHMED KARIM: Mr. Karim Vice President and director of the Company. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995 his business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

ROBERT W. DOWIES: On October 18, 2004, we employed Robert W. Dowies as our Vice President of Gas Markets and Supply. Mr. Dowies has 30 years experience in the energy marketing. Ten years as the owner of a natural gas trading company and 20 years with a public utility. Until his employment with Tidelands Oil & Gas Corporation, since 1998, Mr. Dowies worked for Trebor Energy Resources, Inc. in Houston, Texas. His principal responsibilities were the development of financial alliances with various energy merchants and producers providing a $50 million dollar credit support for gas marketing activities, financial trading accounts, pipeline transportation agreements, storage strategies and capital projects. He developed and implemented marketing strategies which resulted in $40 million dollars of annual revenue. He designed and coordinated the construction and implementation of a natural gas gathering system. We entered into a three year employment contract paying him an annual salary of $100,000 which includes an annual stock grant of 100,000 shares.

CARL HESSEL: On January 28, 2004, Mr. Hessel joined our board of directors. Mr. Hessel founded Margaux Investment Management Group, S.A. which is located in Geneva, Switzerland in 2001. Prior to 2001, he served as Vice President of Merrill Lynch were he was responsible for creating global high net worth management platform. He began his career at Goldman Sachs and help build the Scandinavian ultra-high net worth market. Mr. Hessel received his M.B.A. from Wharton Business School and a degree in Finance and Management from the University of Pennsylvania. He was awarded the Marcus Wallenberg Foundation's Scholarship.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows:

Michael Ward failed to file one Form 5, Statement of Annual Beneficial Ownership due February 14, 2004, and three Form's 4 representing two stock grants under his employment agreement and one option exercise, (2)Ahmed Karim failed to file one Form 5, Statement of Annual Beneficial Ownership, due February 14, 2004.


ITEM 10. EXECUTIVE COMPENSATION

         The following sets forth the compensation of the officers of the Company in the year ended December 31, 2004.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2004 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                       Stock
                                                       Underlying    Stock
Name and Position        Year     Salary     Bonus     Options       Grants

Michael Ward, Pres.      2004     $252,000   $28,550   500,000(1)    1,000,000
James Smith, V.P,CFO     2004     $168,000   $11,996   552,800(1,2)    500,000
Ahmed Karim, V.P.(3)     2004        -0-       -0-     500,000(1)        -0-
Robert Dowies (4)        2004     $100,000   $ 4,167     -0-          100,000(3)

(1) These stock options were exercised on September 14, 2004 by the delivery of one-year promissory notes in the amount of $110,000 each.
(2) Mr. Smith received a stock grant of 52,800 shares which was issued under the 2003 Stock Grant and Option Plan.
(3)Mr. Karim received compensation as a director.
(4) Mr. Dowies joined the company on October 18, 2004. His employment agreement entitles him to an annual stock grant of 100,000 shares. The first 50,000 shares will vest and be payable April 18, 2005. Thereafter, stock grants will be payable every six months, October 18 and April 18 for the term of the employment agreement.

Executive Officer Compensation

During 2004, the Company had four executive officers, Michael Ward, James B. Smith, Ahmed Karim and Robert Dowies. Michael Ward's was paid $252,000 salary and a bonus of $28,550. James B. Smith was paid $130,200, plus an $11,996 bonus .. Messrs. Ward and Smith have new and different employment agreements for 2004 discussed below in the Employment Agreement paragraph. During 2004, Michael Ward received 1,000,000 shares of common stock as his annual stock grant under the terms of his employment agreement. Mr. Smith received 552,800 shares of common stock as his annual stock grant under the terms of his employment agreement.

We hired Robert Dowies on October 18, 2004 as Vice President. He will work in the area of gas marketing, supply and distribution. We paid Mr. Dowies $19,444 during 2004. We entered into a three year employment contract paying him an annual salary of $100,000 which includes an annual stock grant of 100,000 shares. Mr. Dowies employment agreement stock grant will vest on April 18, 2005. Mr. Karim did not receive any officer salary during 2004.

Director Compensation

On April 11, 2001, the Company agreed to compensate Ahmed Karim, a director, for services provided at the rate of $5,000 per month until June 30, 2003 and $3,000 per month thereafter. For the year ended December 31, 2004, we incurred $36,000 for director compensation. There are no other formal or informal understandings or arrangements relating to director compensation.

On February 5, 2003, we granted Michael Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. These stock options were exercised on September 14, 2004 and the exercise price was paid by the delivery of $110,000 promissory notes bearing interest at an annual rate of 5% due, on or before September 14, 2005.

Committees of the Board of Directors

Tidelands does not have a Compensation committee. The Board of Directors acts as the Compensation Committee. Tidelands has no compensation written policies outlining factors and criteria underlying awards or payments in relation to executive officers. Michael Ward abstained from voting on his Employment Agreement.

Employment and Consulting Agreements with Management

The Company has entered into employment agreements with the following officers:

MICHAEL WARD - Under the terms of Mr. Ward's employment agreement, commencing January 1, 2004, he was employed as the Company's President and Chief Executive Officer for a term of five (5) years. His base annual salary is $252,000. The annual salary may be increased from year to year, as determined by our board of directors acting as the Compensation Committee, by at least the Consumer Price Index. As additional compensation, Mr. Ward will be entitled to an annual stock grant of One Million (1,000,000) shares. Stock grant dates are June 30 and December 31 each year. As incentive compensation, Mr. Ward will be entitled to additional compensation equal to two percent of our net profits and one percent of the increase in sales over a previous year's sales, effective with the fiscal year ending 2004. Mr. Ward is entitled to all employee benefits as provided by the Company. He is entitled to four weeks paid vacation and an annual automobile allowance of $12,000.

JAMES B. SMITH: Under the terms of Mr. Smith's employment agreement, commencing October 1, 2004, he was employed as the Company's Senior Vice President and Chief Financial Officer for a term of four (4) years. His base annual salary is $168,000. The annual salary may be increased from year to year, as determined by our board of directors acting as the Compensation Committee, by at least the Consumer Price Index. As additional compensation, Mr. Smith will be entitled to an annual stock grant of Five Hundred (500,000) shares. Stock grant dates are October 1 during the four year term. The first year stock grant was paid October 1, 2004. As incentive compensation, Mr. Smith will be entitled to additional compensation equal to two percent of our net profits and one percent of the increase in sales over a previous year's sales, effective October 1, 2004. Mr. Smith is entitled to all employee benefits as provided by the Company. He is entitled to four weeks paid vacation and an annual automobile allowance of $12,000.

ROBERT W. DOWIES: We employed Mr. Dowies on October 26, 2004 as our Vice President of Gas Markets and Supply. His employment agreement is for a term of three (3) years. His annual salary is $100,000. He is entitled to an annual stock grant of 100,000 common shares. The first 50,000 shares will vest and be payable April 18, 2005. Thereafter, stock grants will be payable every six months, October 18 and April 18 for the term of the employment agreement. Mr. Dowies is entitled to two (2) weeks paid vacation and all employee benefits as provided by the Company.


Code of Ethical Conduct

Our board of directors adopted a Code of Ethical Conduct which applies to all our Company directors, officers and employees, including our principal executive officer and principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS


The following table sets forth the Common Stock ownership information as of December 31, 2004, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, we believe that each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 61,603,359 shares of our common stock issued and outstanding as of December 31, 2004.

(a)      Beneficial Ownership of more than 5% based on 61,603,359 common shares.

Beneficial Ownership of 5%.

Table 1.

    (1)                  (2)                              (3)                  (4)
Title of Class     Name and Address                Amount and Nature     Percent of Class
Common Stock
Common             Mercator Momentum
                   Fund, LP (1)                    2,789,372 (2)(7)      4.53%(8)
                   555 S. Flower St.               Shared Voting and
                   Suite 4500                      Dispositive Power
                   Los Angeles, CA 90071

Common             Mercator Momentum               1,921,811(3)(7)       3.12%
                   Fund III, LP(1)                 Shared Voting and
                   555 S. Flower St.               Dispositive Power
                   Suite 4500
                   Los Angeles, CA 90071

Common             Monarch Pointe                  6,270,597 (4)(7)      9.99%(8)
                   Fund, Ltd. (1)                  Shared Voting and
                   c/o Bank of Ireland             Dispositive Power
                   Securities Services Ltd.
                   New Century House
                   International Fin. Ser.Ctr.
                   Mayor Street Lower
                   Dublin 1
                   Republic of Ireland

Common             MAG Capital, LLC(1)             6,558,009 (5)         9.99%(8)
                   555 S. Flower St.               Shared Voting and
                   Suite 4500                      Dispositive Power
                   Los Angeles, CA 90071


Common             David F. Firestone (1)          6,558,009  (6)(7)     9.99% (8)
                   555 S. Flower St                Shared Voting and
                   Suite 4500                      Dispositive Power
                   Los Angeles, CA 90071




Common             ACH Securities, S.A.            4,000,000  (9)        6.49%
                   30 Quai Gustave Ador
                   P.O. Box 6235
                   Geneva, Switzerland

Common             Margaux Investment              3,988,889 (14)        6.47%
                   Management Group
                   9 Rue de Commerce
                   CH 1211 Geneva 11
                   Switzerland

Common             Impact International, LLC (1)   9,829,500(10)         15.95%
                   111 W. 5th St. Ste.720
                   Tulsa, OK 74103

Common             Michael Ward                    6,317,038(11)         10.25%
                   1862 W. Bitters Rd.
                   San Antonio, TX78248
Total                                                                    49.15%(12)

Notes:

(1) Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., MAG Capital, LLC., formerly, Mercator Advisory Group, LLC and David
F. Firestone are referred to "Reporting Persons". Mr. Firestone has voting and investment control over the shares held by Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd. and the MAG Capital, LLC. Each Mercator entity own warrants to purchase shares of our common stock. Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd. each own 7% Convertible Debentures (the "Debentures") issued by us which are convertible into our common stock. Each Debenture is convertible into the number of shares of common stock determined by dividing the principal balance of the Debenture by the Conversion Price at the time of the conversion. The Conversion Price is defined as 85% of the "Market Price", which is defined as the average of the lowest four intra-day trading prices of our common stock during the ten trading days preceding the conversion, however, the Conversion Price may not be less than $0.45 or more than $0.76, adjusted for stock splits and similar events. Upon the occurrence of certain events specified in the Debentures, including any Event of Default, as defined in the Debentures, the Conversion Price will be reduced from 85% of the Market Price to 75% of the Market Price, but in no event higher than $0.76 or lower than $0.45 per share. The documentation governing the terms of the warrants and Debentures contains provisions prohibiting any exercise of the warrants or conversion of the Debentures that would result in the Reporting Persons owning beneficially more than 9.99% of the outstanding common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. The Reporting Persons have never had beneficial ownership of more than 9.99% of our outstanding common stock.

(2) Mercator Momentum Fund, LP is a private investment limited partnership organized under California law. MAG Capital, LLC, a California limited liability company, is its general partner. David F. Firestone is the Managing Member of the MAG Capital, LLC. Mr. Firestone has voting and investment control over the Mercator Momentum Fund, L.P. Mercator Momentum Fund, LP owns Debentures with a principal balance of $1,270,000 and warrants to purchase up to 835,526 shares of our common stock. The number of shares beneficially owned have been determined using a Conversion Price of $0.65 with respect to the Debentures.

(3) Mercator Momentum Fund III, LP is a private investment limited partnership organized under California law. MAG Capital, LLC, a California limited liability company, is its general partner. David F. Firestone is the Managing Member of MAG Capital, LLC. Mr. Firestone has voting and investment control over the Mercator Momentum Fund III, L.P. Mercator Momentum Fund III, LP owns Debentures with a principal balance of $835,000 and warrants to purchase up to 575,658 shares of our common stock. The number of shares beneficially owned have been determined using a Conversion Price of $0.65 with respect to the Debentures.

(4) Monarch Pointe Fund, Ltd. is a corporation organized under of the British Virgin Islands. MAG Capital, LLC controls the investments of Monarch Pointe Fund. Mr. Firestone has voting and investment control over the Monarch Pointe Fund, Ltd.. Monarch Pointe Fund owns Debentures with a principal balance of $2,855,000 and warrants to purchase up to 1,878,290 shares of our common stock. The number of shares beneficially owned have been determined using a Conversion Price of $0.65 with respect to the Debentures.

(5) MAG Capital, LLC, formerly, Mercator Advisory Group, LLC., owns warrants to purchase up to 3,289,474 shares of our common stock. Mr. Firestone has voting and investment control over MAG Capital, LLC.

(6) David F. Firestone does not own any of our securities.

(7) The right to vote and the right to dispose of the shares beneficially owned by Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. are, in each case, shared among either of the three funds, as applicable, and both MAG Capital, LLC and David F. Firestone.

(8) The agreements governing the terms of the 7% Debentures and the warrants contain provisions prohibiting any conversion of the Debentures or exercise of the warrants that would result in the Mercator Momentum Fund, LP, the Mercator Momentum Fund III, LP; the Monarch Pointe Fund, Ltd. , or MAG Capital, LLC; collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, the entities disclaim beneficial ownership in excess of 9.99% of the outstanding shares of our common stock.

(9) Represents 4,000,000 common shares issued and outstanding. Peter Andersson has voting and dispositive power with respect to the securities owned by ACH Securities.

(10) Represents 8,000,000 shares issuable upon the exercise of warrants at the exercise price of $0.335 per share and 1,829,500 shares of common stock. Robert
S. May has voting and dispositive power with respect to the securities owned by Impact International, LLC.

(11) Mr. Ward is the President, Chief Executive officer and Chairman of our Board of Directors.

(12) This total does not reflect the summation of the percentages of beneficial ownership of Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., MAG Capital, LLC and David F. Firestone for the reason set forth in footnote 8. We have included 9.99% once in the summation for all Mercator related entities.

(13) Mercator Group totals only include 9.99%.

(14) Represents 1,988,889 shares of common stock presently issued and outstanding and 2,000,000 shares of common stock issuable upon exercise(a)1,000,000 shares at $0.50 per share, and 1,000,000 shares at $2.50 per share. Carl Hessel has voting and dispositive power with respect to the securities owned by Margaux Investment Management Group.

(b) Security Ownership of Management. Based on 61,603,359 shares as set forth in (a) above as of December 31, 2004.

         Table 2.
                                                                      Percent of
Title of Class     Name and Address               Amount and Nature   Class

Common             Michael Ward                   6,317,038           10.25%
                   1862 W. Bitters Rd.
                   San Antonio, TX 78248

Common             James B. Smith                 1,042,668(1)        1.69%
                   1862 W. Bitters Rd.
                    San Antonio, TX 78248

Common             Ahmed Karim                    502,500             0.815%
                   1532 Woods Dr.
                   N. Vancouver, B.C.
                   Canada V7R 1A9

Common             Robert W. Dowies               30,000              0.048%
                   1862 W. Bitters Rd.
                   San Antonio, TX 78248

Common             Carl Hessel (2)                4,442,221            7.21%
                   c/o Margaux Investment
                   Management Group, S.A.
                   9 Rue de Commerce
                   CH 1211 Geneva 11
                   Switzerland

   Total                                          12,334,427          20.02%

Notes:
(1) Includes 500,000 shares in the name of Aigle Partners, Ltd. in which Mr. Smith has a partnership interest and 500,000 shares in the name of du Midi Trust, in which Mr. Smith has a beneficial interest.
(2) Mr. Hessel is a partner in Margaux Investment Management Group, S.A. Mr. Hessel also exercises voting and dispositive control over the Margaux securities and as such beneficial ownership reflects 2,000,000 common stock warrants owned by Margaux, 1,988,889 shares owned by Margaux and 453,332 shares owned personally by Mr. Hessel.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2004, we issued 500,000 common shares to James B. Smith which represents the annual stock grant under the terms of his employment agreement.

On October 18, 2004 we entered into an employment agreement with Robert Dowies. Mr .Dowies became a Company Vice President. His annual salary is $ 100,000 including an annual stock grant of 100,000 shares.

On October 13, 2004, we sold Four Million (4,000,000) Tidelands Oil & Gas common shares to ACH Securities, S.A., a company domiciled in Geneva, Switzerland, for Two Million ($2,000,000) Dollars. On October 14, 2004, in connection with the ACH Securities transaction, we issued Margaux Investment Group, S.A. common stock warrants to purchase One Million (1,000,000) Tidelands Oil & Gas common shares for Fifty ($0.50) Cents per share and One Million (1,000,000) shares for $2.50 per share. Mr. Carl Hessel, a company director, is a partner in Margaux Investment Management Group, S.A. and, as such he has an indirect financial interest in the common stock warrants.

On September 14, 2004, we issued 500,000 shares of common stock to Michael Ward as a stock grant under his employment agreement. The shares were valued at $106,875.

On September 14, 2004, the following individuals exercised common stock options:

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

On June 30, 2004, we issued 3,322 common shares to Carl Hessel for $ 4,983. Carl Hessel was a member of our board of directors at the time of issuance.

On January 29, 2004, the Company executed an agreement with Royis Ward, a former officer and director and the father of Michael Ward, our President and CEO, to provide charter air transportation for our Company employees, customers and contractors to job sites and other business related destinations. A $300,000 5%


interest bearing loan due January 2007 was advanced by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. As of December 31, 2004, the loan balance was $286,606.

On January 8, 2004, we authorized the issuance of 300,000 common shares to Carl
Hessel for services valued at $450,000. These shares were issued before Mr.
Hessel joined our Board of Directors.

During 2004, the Company had four  executive  officers,  Michael Ward,  James B.
Smith, Robert Dowies and Ahmed Karim.  Michael Ward's annual salary is $252,000.
James B. Smith's annual salary was $168,000. Mr. Dowies annual salary is $100,000.

On February 5, 2003, we granted Michael Ward, Royis Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. On August 16, 2003, we granted James B. Smith common stock options to purchase 500,000 shares at $0.22 per share. The options were exercised on September 14, 2004.

On February 18, 2003, effective January 1, 2003, the Company sold 100% of the issued and outstanding common stock of Tidelands Oil Corporation, a Texas corporation and Tidelands Gas Corporation, a Texas corporation, to Royis Ward for a total price of $48,471. This amount was offset against his officer loan of $117,492.

On June 30, 2003, we paid Mr. Karim all of his accrued director compensation by issuing him 340,909 shares in lieu of $75,000.

ITEM 13. EXHIBITS

Exhibit  Description                                                            Location of Exhibit

2.0      Amendment No. 2 to the Asset Purchase and Sale  and between            Incorporated by reference
         Sonterra Energy Corporation and Oneok Propane Distribution             to Exhibit 10.1
         Company.                                                               8-K filed November 15, 2004
2.1      Amendment No. 1 to the Asset Purchase and Sale  and between            Incorporated by reference to
         Sonterra Energy Corporation and Oneok Propane Distribution             Exhibit 10.2
         Company.                                                               8-K filed November 15, 2004

2.3      Asset Purchase and Sale Agreement by and between Sonterra Energy       Incorporated by reference to
         Corporation and Oneok Propane Distribution Company.                    Exhibit 10.3
                                                                                8-K filed November 15, 2004
2.4      Purchase and Sale Agreement for Reef Ventures, L.P. by and             Incorporated by reference
         between Impact International, LLC ("Impact") and Coahuila              Exhibit 10 to 8-K filed
         Pipeline, LLC, ("Coahuila"), (jointly "Seller") and Tidelands          June 25, 2004
         Oil & Gas Corporation ("Tidelands") and Arrecefe
         Management, LLC ("Arrecefe"), (jointly "Buyer") dated
         May 25, 2004 with Exhibits.
2.5      Purchase and Sale Agreement for Reef Marketing, L.L.C.                 Incorporated by reference
         and  Reef International, L.L.C. by and between Tidelands               Exhibit 10.1 to 8-K filed
         Oil & Gas Corporation and Impact International, L.L.C.                 May 8, 2003
         and Coahuila Pipeline, L.L.C. dated April 16, 2003.
2.6      Agreement of Limited Partnership of Reef Ventures, L.P.                "
2.7      Stock Purchase Warrant Impact                                          "
2.8      Registration Rights Agreement Impact                                   "
3.0      Restated Articles of Incorporation of Tidelands Oil                    Included with this filing
         & Gas Corporation., a Nevada corporation.



3.1      Restated Bylaws of Tidelands Oil & Gas Corporation.                    Included with this filing
4.0      7% Convertible Debenture Mercator Momentum Fund, LP                    Incorporated by reference to
                                                                                Exhibit 10.2 to 8-K filed on
                                                                                December 3, 2004
4.1      7% Convertible Debenture Mercator Momentum Fund III, LP                Incorporated by reference to
                                                                                Exhibit 10.3 to 8-K filed on
                                                                                December 3, 2004
4.2      7% Convertible Debenture Monarch Pointe Fund, LP                       Incorporated by reference to
                                                                                Exhibit 10.4 to 8-K filed on
                                                                                December 3, 2004
10.0     Employment Agreement with Michael Ward                                 Incorporated by reference to
                                                                                Exhibit 10.0 to SB-2
                                                                                filed December 17, 2004.
10.1     Employment Agreement with James B. Smith                               Incorporated by reference to
                                                                                Exhibit 10.1 to SB-2 filed
                                                                                December 17, 2004
10.2     Employment Agreement with Robert Dowies                                Incorporated by reference to
                                                                                Exhibit 10.2 to SB-2 filed
                                                                                December 17, 2004
10.3     2003 Non-Qualified Stock Grant and Option Plan                         Incorporated by reference to
                                                                                Form S-8 filed on June 11, 2003
10.4     Securities Purchase Agreement                                          Incorporated by reference to
10.5     Warrant Margaux                                                        Incorporated by reference to
                                                                                Exhibit 10.5 to SB-2 filed
                                                                                December 17, 2004
10.6     Warrant Margaux                                                        Incorporate by reference to
                                                                                Exhibit 10.6 to SB-2 filed
                                                                                December 17, 2004
10.7     Amended Stock Purchase Warrant Impact International                    Incorporated by reference
                                                                                Exhibit 10 to 8-K filed
                                                                                June 25, 2004
10.8     Registration Rights Agreement with Mercator Group                      Incorporated by reference to
                                                                                Exhibit 10.5 to 8-K filed on
                                                                                December 3, 2004
10.9     Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, LP. $0.87                                                        Exhibit 10.6 to 8-K filed on
                                                                                December 3, 2004
10.10    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
          Fund, LP $0.80                                                        Exhibit 10.7 to 8-K filed on
                                                                                December 3, 2004
10.11    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, III, LP $0.87                                                    Exhibit 10.8 to 8-K filed on
                                                                                December 3, 2004
10.12    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund III, LP $0.80                                                     Exhibit 10.9 to 8-K filed on
                                                                                December 3, 2004
10.13    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.87                                                         Exhibit 10.10 to 8-K filed on
                                                                                December 3, 2004



10.14    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.80                                                         Exhibit 10.11 to 8-K filed on
                                                                                December 3, 2004
10.15    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC. $0.87                                                      Exhibit 10.12 to 8-K filed on
                                                                                December 3, 2004
10.16    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC $0.80                                                       Exhibit 10.13 to 8-K filed on
                                                                                December 3, 2004
10.17    SBC Center Terrace Suite License Agreement                             Included with this filing
21       List of Subsidiaries                                                   Included with this filing
31.1     Chief Executive Officer-Section 302 Certification pursuant             "
         to Sarbanes- Oxley Act.
31.2     Chief Financial Officer- Section 302 Certification pursuant            "
         to Sarbanes-Oxley Act.
32.1     Chief Executive Officer-Section 906 Certification pursuant             "
         to Sarbanes-Oxley Act.
32.2     Chief Financial Officer- Section 906 Certification pursuant            "
         to Sarbanes-Oxley Act.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

                                         Year End         Year End
                                         12-31-04         12-31-03

(1)      Audit Fees                      $53,860          $49,324
(2)      Audit-related Fees                  -0-              -0-
(3)      Tax Fees                            -0-              -0-
(4)      All other fees                      -0-              -0-
                                         -------          -------
Total Fees                               $53,860          $49,324
                                         =======          =======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2005.

                                      TIDELANDS OIL & GAS CORPORATION


                                      BY: /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2005                   /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


                                       /s/ James B. Smith
                                      ------------------------------------------
                                      James B. Smith, Senior Vice President, CFO


                                       /s/ Ahmed Karim
                                      ------------------------------------------
                                      Ahmed Karim
                                      Vice President, Director


                                 EXHIBIT INDEX

Exhibit  Description                                                            Location of Exhibit

2.0      Amendment No. 2 to the Asset Purchase and Sale  and between            Incorporated by reference
         Sonterra Energy Corporation and Oneok Propane Distribution             to Exhibit 10.1
         Company.                                                               8-K filed November 15, 2004
2.1      Amendment No. 1 to the Asset Purchase and Sale  and between            Incorporated by reference to
         Sonterra Energy Corporation and Oneok Propane Distribution             Exhibit 10.2
         Company.                                                               8-K filed November 15, 2004
2.3      Asset Purchase and Sale Agreement by and between Sonterra Energy       Incorporated by reference to
         Corporation and Oneok Propane Distribution Company.                    Exhibit 10.3
                                                                                8-K filed November 15, 2004
2.4      Purchase and Sale Agreement for Reef Ventures, L.P. by and             Incorporated by reference
         between Impact International, LLC ("Impact") and Coahuila              Exhibit 10 to 8-K filed
         Pipeline, LLC, ("Coahuila"), (jointly "Seller") and Tidelands          June 25, 2004
         Oil & Gas Corporation ("Tidelands") and Arrecefe
         Management, LLC ("Arrecefe"), (jointly "Buyer") dated
         May 25, 2004 with Exhibits.
2.5      Purchase and Sale Agreement for Reef Marketing, L.L.C.                 Incorporated by reference
         and  Reef International, L.L.C. by and between Tidelands               Exhibit 10.1 to 8-K filed
         Oil & Gas Corporation and Impact International, L.L.C.                 May 8, 2003
         and Coahuila Pipeline, L.L.C. dated April 16, 2003.
2.6      Agreement of Limited Partnership of Reef Ventures, L.P.                "
2.7      Stock Purchase Warrant Impact                                          "
2.8      Registration Rights Agreement Impact                                   "
3.0      Restated Articles of Incorporation of Tidelands Oil                    Included with this filing
         & Gas Corporation., a Nevada corporation.
3.1      Restated Bylaws of Tidelands Oil & Gas Corporation.                    Included with this filing
4.0      7% Convertible Debenture Mercator Momentum Fund, LP                    Incorporated by reference to
                                                                                Exhibit 10.2 to 8-K filed on
                                                                                December 3, 2004
4.1      7% Convertible Debenture Mercator Momentum Fund III, LP                Incorporated by reference to
                                                                                Exhibit 10.3 to 8-K filed on
                                                                                December 3, 2004
4.2      7% Convertible Debenture Monarch Pointe Fund, LP                       Incorporated by reference to
                                                                                Exhibit 10.4 to 8-K filed on
                                                                                December 3, 2004
10.0     Employment Agreement with Michael Ward                                 Incorporated by reference to
                                                                                Exhibit 10.0 to SB-2
                                                                                filed December 17, 2004.
10.1     Employment Agreement with James B. Smith                               Incorporated by reference to
                                                                                Exhibit 10.1 to SB-2 filed
                                                                                December 17, 2004
10.2     Employment Agreement with Robert Dowies                                Incorporated by reference to
                                                                                Exhibit 10.2 to SB-2 filed
                                                                                December 17, 2004
10.3     2003 Non-Qualified Stock Grant and Option Plan                         Incorporated by reference to
                                                                                Form S-8 filed on June 11, 2003
10.4     Securities Purchase Agreement                                          Incorporated by reference to
10.5     Warrant Margaux                                                        Incorporated by reference to
                                                                                Exhibit 10.5 to SB-2 filed
                                                                                December 17, 2004
10.6     Warrant Margaux                                                        Incorporate by reference to
                                                                                Exhibit 10.6 to SB-2 filed
                                                                                December 17, 2004
10.7     Amended Stock Purchase Warrant Impact International                    Incorporated by reference
                                                                                Exhibit 10 to 8-K filed
                                                                                June 25, 2004
10.8     Registration Rights Agreement with Mercator Group                      Incorporated by reference to
                                                                                Exhibit 10.5 to 8-K filed on
                                                                                December 3, 2004




10.9     Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, LP. $0.87                                                        Exhibit 10.6 to 8-K filed on
                                                                                December 3, 2004
10.10    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
          Fund, LP $0.80                                                        Exhibit 10.7 to 8-K filed on
                                                                                December 3, 2004
10.11    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, III, LP $0.87                                                    Exhibit 10.8 to 8-K filed on
                                                                                December 3, 2004
10.12    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund III, LP $0.80                                                     Exhibit 10.9 to 8-K filed on
                                                                                December 3, 2004
10.13    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.87                                                         Exhibit 10.10 to 8-K filed on
                                                                                December 3, 2004
10.14    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.80                                                         Exhibit 10.11 to 8-K filed on
                                                                                December 3, 2004
10.15    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC. $0.87                                                      Exhibit 10.12 to 8-K filed on
                                                                                December 3, 2004
10.16    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC $0.80                                                       Exhibit 10.13 to 8-K filed on
                                                                                December 3, 2004
10.17    SBC Center Terrace Suite License Agreement                             Included with this filing
21       List of Subsidiaries                                                   Included with this filing
31.1     Chief Executive Officer-Section 302 Certification pursuant             "
         to Sarbanes- Oxley Act.
31.2     Chief Financial Officer- Section 302 Certification pursuant            "
         to Sarbanes-Oxley Act.
32.1     Chief Executive Officer-Section 906 Certification pursuant             "
         to Sarbanes-Oxley Act.
32.2     Chief Financial Officer- Section 906 Certification pursuant            "
         to Sarbanes-Oxley Act.

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT ....................................            F-3

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets.................................            F-4

     Statements of Consolidated Stockholders' Equity.............            F-5

     Statements of Consolidated Operations ......................            F-6

     Statements of Consolidated Cash Flows.......................      F-7 - F-8

     Notes to Consolidated Financial Statements .................     F-9 - F-25

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071







                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Tidelands Oil & Gas Corporation as of December 31, 2004 and 2003, and the related consolidated statements of stockholders' equity (deficit), operations, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
April 13, 2005


                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   YEARS ENDED

                                     ASSETS
                                     ------

                                                             December 31,    December 31,
                                                                 2004            2003
                                                             ------------    ------------
Current Assets:
   Cash                                                      $  5,459,054    $    894,457
   Cash Restricted (Note 2)                                        25,000               0
   Accounts and Loans Receivable                                  516,387             228
   Inventory                                                       82,523               0
   Prepaid Expenses (Note 3)                                      487,488          22,209
                                                             ------------    ------------
      Total Current Assets                                      6,570,452         916,894
                                                             ------------    ------------

Property Plant and Equipment, Net (Notes 1, 4)                  9,086,313         604,192
                                                             ------------    ------------

Investment - Reef Ventures, L.P.  (Note 14)                          --            98,629
                                                             ------------    ------------

Other Assets:
   Deposits                                                         4,108           3,800
   Deferred Charges                                               116,250               0
   Note Receivable (Note 10)                                      286,606               0
   Goodwill                                                     1,158,937               0
                                                             ------------    ------------
      Total Other Assets                                        1,565,901           3,800
                                                             ------------    ------------

      Total Assets                                           $ 17,222,666    $  1,623,515
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts Payable and Accrued Expenses                     $    574,224    $    813,905
   Notes Payable                                                        0         325,000
                                                             ------------    ------------

      Total Current Liabilities                                   574,224       1,138,905

Long-Term Debt (Note 5)                                        11,731,883            --
                                                             ------------    ------------

      Total Liabilities                                        12,306,107       1,138,905
                                                             ------------    ------------

Commitments and Contingencies (Notes 9, 11, 12)                      --              --

Stockholders' Equity:
   Common Stock, $.001 Par Value per Share,
     100,000,000 Shares Authorized, 61,603,359
     and 44,825,302 Shares Issued and
     Outstanding at 2004 and 2003 Respectively                     61,604          44,826
   Paid-in Capital in Excess of Par Value                      22,537,340      11,072,987
   Subscriptions Receivable                                      (550,000)        (18,000)
   Accumulated (Deficit)                                      (17,132,385)    (10,615,203)
                                                             ------------    ------------
      Total Stockholders' Equity                                4,916,559         484,610
                                                             ------------    ------------

      Total Liabilities and Stockholders' Equity             $ 17,222,666    $  1,623,515
                                                             ============    ============



           See Accompanying Notes to Consolidated Financial Statements
                                       F-4


                        TIDELANDS OIL AND GAS CORPORATION
            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                      Total
                                                                Additional         Stock                          Stockholders'
                                  Common           Stock          Paid-In       Subscription      Accumulated        Equity/
                                  Shares           Amount         Capital        Receivable        (Deficit)        (Deficit)
                               -------------   -------------   -------------    -------------    -------------    -------------
Balance -
  December 31, 2002               33,683,329   $      33,684   $   6,715,108    $     (18,000)   $  (9,266,722)   $  (2,535,930)

Common Stock Issued
  for Cash                           781,395             781       1,049,219             --               --          1,050,000

Common Stock Issued
  for Services Regarding
  $1,000,000 Sale of
  Common Stock                       300,000             300         335,700             --               --            336,000

Fee for Services re: Sale
  of Common Stock                       --              --          (336,000)            --               --           (336,000)

Issuances of Common Stock
  for Services                     4,323,500           4,324       2,187,273             --               --          2,191,597

Issuances of Common
  Stock for Conversion of
  Deferred Officers'
  Salaries                         3,596,169           3,596         787,561             --               --            791,157

Issuance of Common Stock
  for Conversion of Deferred
  Director's Fees                    340,909             341          74,659             --               --             75,000

Issuance of Common
  Stock for Conversion of
  Accrued Legal Fees                 500,000             500          62,000             --               --             62,500

Issuance of Common Stock
  for Conversion of Notes
  Payable                          1,300,000           1,300         197,467             --               --            198,767

Net Loss                                --              --              --               --         (1,348,481)      (1,348,481)
                               -------------   -------------   -------------    -------------    -------------    -------------
Balance -
  December 31, 2003               44,825,302   $      44,826   $  11,072,987    $     (18,000)   $ (10,615,203)   $     484,610

Common Stock Issued
  for Cash                         6,725,545           6,725       6,081,592             --               --          6,088,317

Common Stock Issued
  for Services Regarding
  $4,083,335 Sale of Stock           300,000             300         449,700             --               --            450,000

Fee for Services
  Regarding Sale of
  Common Stock                          --              --          (450,000)            --               --           (450,000)

Issuance of Common
  Stock for Services               6,602,800           6,603       4,596,463             --               --          4,603,066

Issuance of Common
  Stock for Subscription           2,500,000           2,500         547,500         (550,000)            --               --

Issuance of Common
  Stock for Conversion of
  Note Payable and
  Accrued Interest                    75,000              75         113,236             --               --            113,311

Write Off Stock
  Subscription Receivable               --              --              --             18,000             --             18,000

Issuance of Common Stock
  to Acquire 50% of
  Sonterra Energy Corp.              574,712             575         125,862             --               --            126,437

Net Loss                                --              --              --               --         (6,517,182)      (6,517,182)
                               -------------   -------------   -------------    -------------    -------------    -------------
Balance
  December 31, 2004               61,603,359   $      61,604   $  22,537,340    $    (550,000)   $ (17,132,385)   $   4,916,559
                               =============   =============   =============    =============    =============    =============

           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Revenues:
   Gas Sales and Pipeline Fees                     $  1,800,863    $          0
   Construction Service                                  82,975               0
   Other                                                      0         178,856
                                                   ------------    ------------
        Total Revenues                                1,883,838         178,856
                                                   ------------    ------------

Expenses:
   Cost of Sales                                      1,508,891            --
   Operating Expenses                                    99,665          27,767
   Depreciation                                         244,889          43,006
   Interest                                             300,566          53,163
   Officers & Directors Salaries & Fees               1,331,848         313,000
   General and Administrative                         4,965,421       2,624,132
                                                   ------------    ------------

        Total Expenses                                8,451,280       3,061,068
                                                   ------------    ------------

Loss from Operations                                 (6,567,442)     (2,882,212)
Gain on Sale of Subsidiary                                 --         1,533,731
Interest Income                                          50,260            --
                                                   ------------    ------------

Net (Loss)                                         $ (6,517,182)   $ (1,348,481)
                                                   ============    ============

Net (Loss) Per Common Share:
   Basic and Diluted
   -----------------
   (Loss) from Continuing Operations               $      (0.12)   $      (0.07)
   Gain on Sale of Subsidiary                              0.00            0.04
                                                   ------------    ------------
        Total                                      $      (0.12)   $      (0.03)
                                                   ============    ============
Weighted Average Number of Common
   Shares Outstanding                                53,214,230      39,254,316
                                                   ============    ============





           See Accompanying Notes to Consolidated Financial Statements
                                       F-6

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED


                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                        $ (6,517,182)   $ (1,348,481)
      Discontinued Operations                              --              --
    Adjustments to Reconcile Net (Loss)
         to Net Cash Provided (Required) By
         Operating Activities:

    Depreciation                                        244,889          43,006
    Issuance of Common Stock:
      for Services Provided                           4,603,066       2,191,597
    Officers' Salaries                                     --           185,000
      Changes in:
        Accounts Receivable                            (516,159)         16,078
        Stock Subscriptions Receivable                 (532,000)              0
        Inventory                                       (82,523)         12,155
        Prepaid Expenses                               (465,279)         21,392
        Other Assets                                   (116,558)         (1,805)
        Accounts Payable and Accrued Expenses          (201,370)       (677,815)
                                                   ------------    ------------
Net Cash Provided (Required)
   by Operating Activities                           (3,583,116)        441,127
                                                   ------------    ------------

Cash Flows Provided (Required)
  By Investing Activities:
    (Increase) in Investments                          (933,871)        (98,629)
    Acquisitions of Property, Plant & Equipment      (8,727,010)       (134,505)
    Disposals of Oil
    and Gas Properties                                     --           598,924
                                                   ------------    ------------

        Net Cash Provided (Required)
          by Investing Activities                    (9,660,881)        365,790
                                                   ------------    ------------











           See Accompanying Notes to Consolidated Financial Statements
                                       F-7

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                                   YEARS ENDED



                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Cash Flows (Required) Provided
   by Financing Activities:
      Proceeds from Issuance of Common Stock          6,638,317       1,050,000
      Proceeds from Long-Term Loans                   6,731,883            --
      Proceeds from Issuance of
        Convertible Debentures                        5,000,000            --
      Repayment of Short-Term Loans                    (250,000)           --
      Repayment of Loans Due to Related Parties            --          (933,554)
      Proceeds of Loans from Related Parties               --            80,349
      Loan to Related Party                            (286,606)           --
      Repayment of current Maturities of
        Long-Term Debt                                     --          (302,924)
                                                   ------------    ------------

Net Cash (Required) Provided by
  Financing Activities                               17,833,594        (106,129)
                                                   ------------    ------------

Net Increase in Cash                                  4,589,597         700,788
Cash at Beginning of Period                             894,457         193,669
                                                   ------------    ------------
Cash at End of Period                              $  5,484,504    $    894,457
                                                   ============    ============

Supplemental Disclosures of
  Cash Flow Information:
    Cash Payments for Interest                     $     38,320    $     38,773
                                                   ============    ============

    Cash Payments for Income Taxes                 $          0    $          0
                                                   ============    ============
Non-Cash Financing Activities:
  Issuance of Common Stock:
    Operating Activities                           $  4,603,066    $  2,191,597
    Repayment of Loans                                   75,000         198,767
    Payment of Accounts Payable                          38,311          62,500
    Repayment of Loans from Related Parties               --           866,157
    Acquisition Cost                                   126,437            --
                                                  ------------    ------------

    Total Non-Cash Financing Activities           $  4,842,814    $  3,319,021
                                                  ============    ============





           See Accompanying Notes to Consolidated Financial Statements
                                       F-8

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



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

         Organization
         ------------

         Tidelands Oil and Gas Corporation (the Company and formerly C2 Technologies, Inc.), was incorporated in the state of Nevada on February 25, 1997. On December 1, 2000, the Company completed its acquisition of Rio Bravo Energy, LLC and their related entities thereby making Rio Bravo Energy, LLC a wholly-owned subsidiary of the Company. During 2004, the Company acquired all of the stock of Sonterra Energy Corporation (Sonterra) and through this wholly-owned subsidiary, the Company purchased all of the assets of a gas distribution organization (see Note 14-Acquisitions). The Company also, during 2004, increased its ownership interest from 25% to 98% in Reef Ventures, LP and their wholly-owned subsidiaries (Reef International LLC and Reef Marketing
         LLC) (see Note 14-Acquisitions).

         Nature of Operations
         --------------------

         The Company currently operates a natural gas pipeline between Eagle Pass, Texas and Piedras Negras, Mexico and a propane distribution system serving residential customers in the Austin, Texas area. In addition, the company is planning the reopening of its gas processing plant and pipeline in Texas and is engaged in the development of natural gas storage facilities in Mexico.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments," requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported consolidated assets and consolidated liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003




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

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment are recorded at historical cost. Depreciation of property, plant and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets, are capitalized. Upon retirement or disposal of the property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.


         Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards 144 (SFAS 144) "Accounting for the Impairment or disposal of long-lived assets" requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The requirements of SFAS 144 and the evaluation by the Company did not have a significant effect on the consolidated financial position or results of consolidated operations.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

         Goodwill
         --------

         Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of businesses acquired. Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and other Intangible Assets" requires Goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In management's opinion, there has been no impairment to the value of the value of recorded goodwill during the year ended December 31, 2004.

         New Accounting Standards
         ------------------------

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 does not have a material effect on our consolidated financial statements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------


         New Accounting Standards (Continued)
         ------------------------------------

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The implementation of the provisions of SFAS No. 146 does not have a material effect on the consolidated financial statements.

         In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company had decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the consolidated financial statements.

NOTE 2 - RESTRICTED CASH
------   ----------------

         Restricted cash consists of a certificate of deposit to secure a letter of credit issued to the Railroad Commission of Texas.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 3 - PREPAID EXPENSES
------   ----------------

         A summary of prepaid expenses at December 31, 2004 and December 31, 2003 is as follows:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

         Prepaid Expenses                            $      4,802   $     16,000
         Prepaid Insurance                                 82,318          6,139
         Prepaid License Fee                               79,500              0
         Prepaid Financing                                310,000              0
         Prepaid Rent                                       8,301              0
         Prepaid Interest                                   2,567             70
                                                     ------------   ------------
                                                     $    487,488   $     22,209
                                                     ============   ============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2004 and December 31, 2003 is as follows:


                                                                                  Estimated
                                                    December 31,   December 31,    Economic
                                                        2004           2003           Life
                                                   ------------   ------------   ------------
          Pre-Construction Costs:
            International Crossings to Mexico      $     27,601   $     20,600   N/A
             Mexican Gas Storage Facility
               and Related Pipelines                    928,232       112,708    N/A
             Propane Distribution Systems               207,415             0    N/A
                                                   ------------   ------------
                Total                                 1,163,248        133,308
         Office Furniture, Equipment and
           Leasehold Improvements                        46,141         19,449    5 Years
         Pipelines - Domestic                           431,560        431,560   15 Years
         Pipeline - Eagle Pass, TX to Piedras
           Negras, Mexico                             6,106,255              0   20 Years
         Gas Processing Plant                           186,410        166,410   15 Years
         Tanks & Lines - Propane Distribution
           System                                     1,596,439              0    5 Years
         Machinery and Equipment                         57,180              0    5 Years
         Trucks, Autos and Trailers                      63,175              0    5 Years
                                                   ------------   ------------

                Total                                 9,650,408        750,727
         Less:  Accumulated Depreciation                564,095        146,535
                                                   ------------   ------------

                Net Property, Plant and Equipment  $  9,086,313   $    604,192
                                                   ============   ============

         Depreciation expense for the years ended December 31, 2004 and December 31, 2003 was $244,889 and $43,006 respectively.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at December 31, 2004 and December 31, 2003 is as follows:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------


         Note Payable, Unsecured, 10% Interest
           Bearing, Maturing December 31, 2004       $          0   $    250,000

         Note Payable, Unsecured, 10% Interest
           Until April 17, 2001, 18% Interest
             Thereafter, Payable on Demand                      0         75,000

         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                              6,731,883              0

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 18, 2006                    5,000,000              0
                                                     ------------   ------------
                                                       11,731,883        325,000

         Less:  Current Maturities                              0        325,000
                                                     ------------   ------------

                   Total Long-Term Debt              $ 11,731,883   $          0
                                                     ============   ============

         Summary of Terms of Convertible Debenture and Warrants:
         -------------------------------------------------------

         On November 18, 2004, the Company entered into a Securities Purchase Agreement with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, LP, (collectively, "the Funds") and Mercator Advisory Group, LLC ("Mercator"). In exchange for $5,000,000, the Company issued to the "Funds" and Mercator Advisory Group, 7% convertible debentures with a maturity date of May 18, 2006. Under the terms of the agreement, the Company is obligated to make monthly interest payments until maturity of $29,166.67.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - LONG-TERM DEBT (CONTINUED)
------   --------------------------


         The 7% Convertible Debentures are convertible into the Company's common stock at a 15% discount to the market price at the time of conversion, subject to a $0.45 floor and a $0.76 ceiling.

         The Company has granted the Funds and Mercator registration rights on these securities. If the Company does not have its registration statement effective within 90 days from filing, or extend its best efforts to do so, the discount will be increased to 25% of the market price at the time of conversion.

                  o In connection with this financing the Company issued 6,578,948 common stock warrants which expire November 18, 2007. The warrants are exercisable at prices ranging from $.80 to $.87.

NOTE 6 - INCOME TAXES
------   ------------

         The Company files a consolidated federal income tax return. At December 31, 2004, the Company had a net operating loss carry forward of approximately $16,330,000 available to offset future federal taxable income through 2024.

         The components of the deferred tax assets and liabilities accounts at December 31, 2004 are as follows:

                     Total Deferred Tax Assets                        $5,517,000
                     Less:  Valuation Allowance                        5,517,000
                                                                      ----------
                     Deferred Tax Asset (Liability)                   $        0
                                                                      ==========

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 7 - COMMON STOCK TRANSACTIONS
------   -------------------------

         During January and February 2004, the Company issued 2,722,223 shares of restricted common stock for $4,083,335

         On January 8, 2004, the Company authorized the issuance of 200,000 shares of its common stock for 2004 legal fees valued at $344,000 under the Stock Grant and Option Plan.

         On January 8, 2004, the Company issued 300,000 shares of its restricted valued at $450,000 regarding the private placement of the Company's common stock.

         On January 8, 2004, the Company authorized the issuance of 700,000 shares of its restricted common stock for consulting services valued at $1,050,000. These shares were issued during January and February 2004.

         On January 8, 2004, the Company issued 52,800 shares of its common stock valued at $90,816 to a Company officer under the Stock Grant and Option Plan.

         On January 8, 2004, the Company approved the issuance of 75,000 shares of its restricted common stock in payment of a $75,000 promissory note and $38,311 of accrued interest. These shares were issued February 3, 2004.

         During the second quarter 2004, the Company issued 3,322 shares of its restricted common stock for $4,983.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 7 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On September 14, 2004, the Company issued 4,000,000 shares of its restricted common stock for $2,000,000 which was received during October 2004.

         On September 14, 2004, the Company issued 500,000 shares of its restricted common stock valued at $106,875 pursuant to an employment contract with an officer of the Company.

         On September 14, 2004, three current officers and directors, a prior officer/director and an employee of the Company each exercised a warrant to acquire 500,000 shares of restricted common stock for $110,000. The parties also executed a one-year promissory note bearing 5% P.A. interest in favor of the Company and a security agreement against the newly issued stock until full payment has been remitted.

         On October 14, 2004, the Company approved issuance of 500,000 shares of its restricted common stock valued at $160,000 for legal services in connection with the preparation of a SB-2 registration statement filed on December 17, 2004.

         On November 1, 2004, the Company approved the issuance of 500,000 shares of its common stock valued at $435,000 pursuant to an employment contract with an officer of the Company.

         On November 1, 2004, the Company issued 500,000 shares of its restricted common stock valued at $110,000 to Impact International, Inc. pursuant to the terms of purchase of Reef Ventures, L.P. described above.

         On November 1, 2004, the company issued 574,712 shares of its restricted common stock valued at $126,437 in connection with the acquisition of 50% of the outstanding common stock at Sonterra Energy Corporation, now a wholly-owned subsidiary of the Company.

         On November 3, 2004, the Company issued 500,000 shares of its restricted common stock valued at $151,000 pursuant to an employment contract with an officer of the Company.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 8 - STOCK  OPTIONS,  STOCK  WARRANTS AND SHARES  RESERVED  FOR  CONVERTIBLE
------   DEBENTURES
         -----------------------------------------------------------------------

         The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures:

                                                              Shares Reserved      Weighted
                                     Stock          Stock     for Convertible       Average
                                    Options        Warrants      Debentures      Exercise Price
                                   ----------     ----------     ---------      --------------
Outstanding - December 31, 2003     2,500,000      8,516,807             0          $0.31
Granted / Issued                      250,000     10,562,141     1,111,111           0.69
Exercised                          (2,500,000)    (1,500,000)            0           0.14
                                   ----------     ----------     ---------          -----

Outstanding - December 31, 2004       250,000     17,578,948     1,111,111          $0.60
                                   ==========     ==========     =========          =====


         Note: The 11,111,111 shares represents the maximum shares which could be issued upon conversion of the convertible debentures at the minimum stock price level of $.45; 6,578,948 shares represents the minimum shares which could be issued upon conversion of the convertible debentures at the maximum stock price level of $.76. (See NOTE 5-Summary of Terms of Convertible Debentures and Warrants)

         The 2003 Non-Qualified Stock Grant and Option Plan has 210,122 shares remaining available for future issuance while the 2004 Non-Qualified Stock Grant and Option Plan has 4,500,000 shares remaining available for future issuance.

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

NOTE 9 - COMMITMENT FOR SUITE LICENSE AGREEMENT
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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 9 - COMMITMENT FOR SUITE LICENSE AGREEMENT (Continued)
------   --------------------------------------------------

         The future annual license fee commitments are as follows:

                2005                             $  168,540
                2006                                178,652
                2007                                189,371
                2008                                200,733
                                                 ----------
                                                 $  737,296
                                                 ==========

NOTE 10 - RELATED PARTY TRANSACTION
-------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At December 31, 2004, the loan balance was $286,606.

 NOTE 11 - LEASES
 -------   ------

         The Company entered into an operating lease on August 1, 2003 for the rental of its executive office at a monthly rent of $3,400, expiring November 30, 2005.

         The Company's wholly owned subsidiary, Sonterra Energy Corporation, entered into an operating lease on October 1, 2004 for a propane tank site at an annual rent of $10,000 expiring September 30, 2019.

         Future commitments under the operating lease are as follows:

                Year Ending                        Total
                -----------                      ----------
                   2005                          $   47,400
                 2006-2019                          137,500
                                                 ----------
         Total Minimum Lease Payments            $  184,900
                                                 ==========

         Rent expense for the years ended December 31, 2004 and 2003 was $43,300 and $28,100, respectively.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

         Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and others generally alleging, among other things, that Northern, ZG Gathering, Ltd. and others, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil & Gas Corporation. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering, Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the promissory note in question.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 13 - LITIGATION (CONTINUED)
--------  ----------------------

         She alleges that Tidelands is liable to her for all of her actual damages, costs of the lawsuit and other unstated relief. Tidelands and Sheerin agreed to delay the Tidelands' answer date in order to allow time for mediation of the case. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003. Tidelands' answer denies all of Sheerin's allegations. No discovery has been completed at this time. Based on initial investigations, however, Tidelands appears to have a number of potential defenses to Sheerin's claims and Tidelands intends to aggressively defend the lawsuit.

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

NOTE 14 - ACQUISITIONS
-------   -------------

         Reef Ventures, L.P. Transaction
         -------------------------------

         On May 25, 2004, the Company entered into a Purchase and Sale Agreement for Reef Ventures, L.P. by and between Impact International, LLC ("Impact") and Coahuila Pipeline, LLC. ("Coahuila"), (jointly "Seller") and Tidelands Oil & Gas Corporation ("Tidelands") and Arrecefe Management, LLC ("Arrecefe"), (jointly "Buyer"). The transaction closed on June 18, 2004.

         Purchase and Sale Agreement - Background
         ----------------------------------------

         Reef Ventures, L.P. was formed in Texas on April 16, 2003. Coahuila owned one percent (1%) of Reef Ventures, L.P. Impact was a limited partner of Reef Ventures and owned seventy-two percent (72%) of Reef Ventures, L.P. Tidelands formed Arrecefe Management, L.L.C., a Texas limited liability company, to act as the general partner for Reef Ventures, L.P. Tidelands had already owned twenty-five percent (25%) of Reef Ventures, L.P.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 14 - ACQUISITIONS (CONTINUED)
-------   ------------------------

         Summary of Purchase and Sale Agreement

         The Company and Arrecefe purchased Impact's and Coahuila's units of interest in Reef Ventures, L.P., respectively. Impact financed the sale of the Reef interests by taking back a promissory note (the "Tidelands Note") in the amount of $6,523,773 payable as follows:

         (a) The "Tidelands Note" bears interest at prime plus two (2%) percent. The note calls for quarterly interest payments during the first fifteen
         (15) months, and thereafter, principal and interest would be due quarterly amortized over twenty (20) years, but not to exceed an amount equal to One Hundred (100%) percent of Reef's net cash flow. The unpaid balance of the note would be due at the end of the fourth year.

         (b) The Tidelands' note is secured by (i) a deed of trust (the "Deed of Trust") from the Partnership to Impact, covering the pipeline and related facilities, easements, rights-of-way and the Gas Contracts which comprise the project, being that 12-inch pipeline Project for transporting natural gas from Eagle Pass Texas to Piedras Negras, Mexico, defined in the Partnership Agreement.

         The Deed of Trust would include a present assignment of Reef's rights to receive cash flow from the Gas Project which would be exercisable by Impact only upon default under the Tidelands' Note, Reef guarantee, or Reef Deed of Trust. (ii) a guaranty of payment and performance from the Partnership (the "Partnership Guaranty"), and (iii) a pledge agreement whereby the Partnership pledges to Impact its 98% membership interest in Reef.

         Summary of Amendment to Warrant and Registration Rights Agreements

         During 2004, the Stock Purchase Warrant Agreement dated April 16, 2003 was amended. The amended Agreement provides that the total number of shares which Impact is entitled to receive under the warrant is Ten Million (10,000,000) shares of Tidelands' common stock, plus such additional shares of common stock which may be issued upon the occurrence of an untimely registration event, less the 500,000 shares previously issued to Impact on April 13, 2004. The exercise price is $0.335 per share. The expiration date of the warrant is extended to April 16, 2006.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 14 -  ACQUISITIONS (CONTINUED)
-------    ------------------------

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

         If the registration statement is not filed or declared effective on or before July 14, 2004, the Company will be obligated to issue 500,000 common shares under the cashless exercise provisions of the amended Stock Purchase Warrant. For each 90 day period that the registration statement was not filed or declared effective, the Company would continue to issue 500,000 share blocks of common stock, until declared effective. Accordingly, the Company issued 500,000 restricted common shares during July and 500,000 restricted common shares during November since the registration statement was not filed by October 14, 2004.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 14 - ACQUISITIONS (CONTINUED)
-------   ------------------------

         The unaudited pro-forma condensed consolidated results of operations of the Company have been prepared as if the acquisition of the seventy-three percent (73%) of Reef Ventures, L.P. had occurred January 1, 2004:

                              Tidelands Oil & Gas Corporation
                      Condensed Consolidated Statement of Operations
                               Year Ended December 31, 2004
                                        "Proforma"
                                        (Unaudited)


         Revenues                                                 $   4,526,340
         Net (Loss)                                               $  (6,577,712)
         Net (Loss) Per Common Share - Basic                      $       (0.12)
         Weighted Average Shares Outstanding - Basic                 53,214,230
         Net (Loss) Per Common Shares - Diluted                   $       (0.09)
         Weighted Average Shares Outstanding - Diluted               73,192,763

         Stock Purchase Warrant

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

         Pursuant to contractual obligation for these transactions, the maximum exercise price is $.335 which could be reduced to zero depending on the market price at time of exercise.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 14 - ACQUISITIONS (CONTINUED)
-------   ------------------------

         ONEOK PROPANE DISTRIBUTION COMPANY
         ----------------------------------

         On November 1, 2004, through the Company's subsidiary, Sonterra Energy Corporation, we entered into an Asset Purchase and Sale Agreement with ONEOK Propane Distribution Company, a division of ONEOK Propane Company, a Delaware corporation. The Company purchased the assets of this division for Two Million ($2,000,000). The assets consist of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving thirteen residential subdivisions in the Austin, Texas, Area.

         The propane distribution system is comprised of approximately 25 miles of gas main pipe, 75,000 feet of yard lines, 850 meters, and storage tanks with a combined capacity of 156,000 gallons.

         The purchase price was allocated as follows:

         Gas mains, yard lines, meters and storage tanks              $1,708,786
         Inventory of propane and construction materials                  76,415
         Goodwill                                                        219,799
                                                                      ----------
                                                                      $2,000,000
                                                                      ==========