Form 10KSB/A
period 2003-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2005-04-20
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

This report contains a total of __ pages. The Exhibit Index appears on page __.

As of December 31, 2003, there were 44,825,302 shares of the issuer's common stock outstanding. The aggregate market value of the ___________________ shares of the issuer's voting stock held by non-affiliates was $_______________ based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2003

The undersigned Registrant hereby amends and restates Item 8A of its Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


ITEM 13. Exhibits and Reports on Form 8-K

(b)      Exhibits

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes- Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2005.

                                                 TIDELANDS OIL & GAS CORPORATION


                                                 BY: /s/ Mike Ward
                                                 -------------------------------
                                                 Michael Ward, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2005                               /s/ Michael Ward
                                                 -------------------------------
                                                 Michael Ward, President, CEO
                                                 Director


                                                  /s/ James B. Smith
                                                 -------------------------------
                                                 James B. Smith, Sr.Vice
                                                 President, CFO