Form 10QSB/A
period 2004-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2005-04-20
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                 Amendment No. 1



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-29613

                         TIDELANDS OIL & GAS CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  66-0549380
--------------------------                              ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  1862 West Bitters Rd., San Antonio, TX 78410
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (210) 764-8642
                                 --------------
                          (Issuer's telephone number)



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

The undersigned Registrant hereby amends and restates Item 3 of its Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-QSB Report for the period ending March 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2005.

                                                 TIDELANDS OIL & GAS CORPORATION


                                                 BY: /s/ Mike Ward
                                                    ----------------------------
                                                    Michael Ward, President, CEO

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