Form 10QSB/A
period 2004-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2005-04-20
CIK 1107104

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

The undersigned Registrant hereby amends and restates Item 3 of its Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


ITEM 13. Exhibits and Reports on Form 8-K

(b)      Exhibits

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-QSB Report for the period ending June 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2005.

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