Form 10QSB/A
period 2004-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2005-04-20
CIK 1107104

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

As of September 30, 2004, there were _______________ shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

The undersigned Registrant hereby amends and restates Item 3 of its Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-QSB Report for the period ending September 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2005.

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