Form 10QSB
period 2005-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2005-05-13
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the transition period from __________ to _________



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

                  1862 West Bitters Rd., San Antonio, TX 78248
                  --------------------------------------------
                    (Address of principal executive offices)

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

As of March 31, 2005, there were 62,363,359 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2005 and December 31, 2004...............................   3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2005 and 2004.................   4

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2005 and 2004................. 5-6

         Notes to Condensed Consolidated Financial Statements...............7-11

Item 2 - Management's Discussion and Analysis or Plan of Operation..........  12

Item 3 - Controls and Procedures............................................  13

PART II - Other Information

Item 1 - Legal Proceedings .................................................  14

Item 2 - Changes in Securities and Use of Proceeds..........................  14

Item 3 - Defaults Upon Senior Securities....................................  14

Item 4 - Submission of Matters to a Vote of Security Holdings...............  14

Item 5 - Other Information..................................................  14

Item 6 - Exhibits and Reports on Form 8K ...................................  14

Signature...................................................................  15


                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (ASSETS)
                                                               March 31,     December 31,
                                                                 2005            2004
                                                             ------------    ------------
                                                              (Unaudited)
Current Assets:
   Cash                                                      $  4,623,198    $  5,459,054
   Cash Restricted                                                 75,000          25,000
   Accounts and Loans Receivable                                  404,488         516,387
   Inventory                                                       60,159          82,523
   Prepaid Expenses                                               418,362         487,488
                                                             ------------    ------------
      Total Current Assets                                      5,581,207       6,570,452
                                                             ------------    ------------

Property Plant and Equipment, Net                               9,245,326       9,086,313
                                                             ------------    ------------

Other Assets:
   Deposits                                                         6,608           4,108
   Deferred Charges                                                38,750         116,250
   Note Receivable                                                287,170         286,606
   Goodwill                                                     1,158,937       1,158,937
                                                             ------------    ------------
   Total Other Assets                                           1,491,465       1,565,901
                                                             ------------    ------------
      Total Assets                                           $ 16,317,998    $ 17,222,666
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses                     $    438,830    $    574,224
   Notes Payable                                                        0               0
                                                             ------------    ------------

      Total Current Liabilities                                   438,830         574,224

Long-Term Debt                                                 11,817,301      11,731,883
                                                             ------------    ------------

      Total Liabilities                                        12,256,131      12,306,107
                                                             ------------    ------------

Commitments and Contingencies                                        --              --

Stockholders' Equity:
   Common Stock, $.001 Par Value Per Share,
     100,000,000 Shares Authorized, 62,363,359
     and 61,603,359 Shares Issued and
     Outstanding at March 31, 2005
     and December 31, 2004 Respectively                            62,364          61,604
   Paid-in Capital in Excess of Par Value                      22,918,580      22,537,340
   Subscriptions Receivable                                      (550,000)       (550,000)
   Accumulated (Deficit)                                      (18,369,077)    (17,132,385)
                                                             ------------    ------------
      Total Stockholders' Equity                                4,061,867       4,916,559
                                                             ------------    ------------

      Total Liabilities and Stockholders' Equity             $ 16,317,998    $ 17,222,666
                                                             ============    ============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                       Three Months Ended    Three Months Ended
                                         March 31, 2005        March 31, 2004
                                       ------------------    ------------------
Revenues:
   Gas Sales and Pipeline Fees         $          586,949    $                0
   Construction Services                           41,126                     0
                                       ------------------    ------------------
      Total Revenues                              628,075                     0
                                       ------------------    ------------------


Expenses:
   Cost of Sales                                  284,679                     0
   Operating Expenses                              66,774                     0
   Depreciation                                   115,441                11,280
   Interest                                       209,787                 4,719
   Sales, General and Administrative            1,220,911             1,522,209
                                       ------------------    ------------------
      Total Expenses                            1,897,592             1,538,208
                                       ------------------    ------------------

(Loss) From Operations                         (1,269,517)           (1,538,208)
(Loss) on Sale of Asset                            (3,167)                    0
Interest and Dividend Income                       35,992                 3,867
                                       ------------------    ------------------

Net (Loss)                             $       (1,236,692)   $       (1,534,341)
                                       ==================    ==================

Net (Loss) Per Common Share:
      Basic and Diluted                $            (0.02)   $            (0.03)
                                       ==================    ==================

Weighted Average Number of Common
       Shares Outstanding                      61,983,359            46,850,314
                                       ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements



                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                           Three Months Ended    Three Months Ended
                                             March 31, 2005        March 31, 2004
                                           ------------------    --------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                             $       (1,236,692)   $         (1,534,341)
   Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:

   Depreciation                                       115,441                  11,280
   Loss on Disposal of Equipment                        3,167                       0
   Issuance of Common Stock:
     For Services Provided                            382,000               1,226,816
        Changes in:
          Accounts Receivable                         111,899                    (517)
          Inventory                                    22,364                       0
          Prepaid Expenses                             69,126                (300,499)
          Deferred Charges                             77,500                       0
          Deposits                                     (2,500)                      0
          Accounts Payable and
            Accrued Expenses                         (135,394)               (591,783)
                                           ------------------    --------------------
Net Cash (Required)
   By Operating Activities                           (593,089)             (1,189,044)
                                           ------------------    --------------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant
        and Equipment                                (278,421)               (140,258)
      Disposals of Equipment                              800                       0
                                           ------------------    --------------------

         Net Cash (Required)
           By Investing Activities                   (277,621)               (140,258)
                                           ------------------    --------------------







      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)



                                            Three Months Ended    Three Months Ended
                                              March 31, 2005        March 31, 2004
                                            ------------------    ------------------
Cash Flows (Required) Provided
   by Financing Activities:
Proceeds from Issuance of Common Stock                       0             4,083,334
Proceeds From Long-Term Loans                           85,418                     0
Repayment of Short-Term Loans                                0              (100,000)
Loan to Related Party                                     (564)                    0
                                            ------------------    ------------------

Net Cash Provided by
  Financing Activities                                  84,854             3,983,334
                                            ------------------    ------------------

Net Increase (Decrease) in Cash                       (785,856)            2,654,032
Cash at Beginning of Period                          5,484,054               894,457
                                            ------------------    ------------------
Cash at End of Period                       $        4,698,198    $        3,548,489
                                            ==================    ==================

Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest             $          115,994    $            4,719
                                            ==================    ==================

     Cash Payments for Income Taxes         $                0    $                0
                                            ==================    ==================

Non-Cash Financing Activities:
   Issuance of Common Stock:
   Operating Activities                     $          382,000    $        1,226,816
    Repayment of Loans                                       0                75,000
    Payment of Accounts Payable                              0                38,311
    Prepayment of Legal Fees                                 0               258,000
                                            ------------------    ------------------

      Total Non-Cash Financing Activities   $          382,000    $        1,598,127
                                            ==================    ==================





      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, L.P., Reef Ventures, L.P., Reef International, LLC, Reef Marketing, LLC, and Terranova Energia S. de R. L. de C. V. All significant inter-company accounts and transactions have been eliminated in consolidation.


                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 2 - RESTRICTED CASH
------   ----------------

         Restricted cash consists of certificates of deposit to secure three letters of credit issued to the Railroad Commission of Texas regarding our gas processing plant and two pipeline systems.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at March 31, 2005 and December 31, 2004 is as follows:


             Estimated
                                                   March 31,    December 31,     Economic
                                                     2005           2004          Life
                                                 ------------   ------------   ------------
         Pre Construction Costs:
             International Crossings to Mexico   $     27,601   $     27,601       N/A
                Mexican Gas Storage Facility
                    and Related Pipelines           1,096,703        928,232       N/A
                Propane Distribution Systems          207,415        207,415       N/A
                                                 ------------   ------------
                      Total                         1,331,719      1,163,248
         Office Furniture, Equipment and
           Leasehold Improvements                      87,217         46,141     5 Years
         Pipelines - Domestic                         431,560        431,560    15 Years
         Pipeline - Eagle Pass, TX to Piedras
           Negras, Mexico                           6,106,255      6,106,255    20 Years
         Gas Processing Plant                         186,410        186,910    15 Years
         Tanks & Lines - Propane Distribution
           System                                   1,596,439      1,596,439     5 Years
         Machinery and Equipment                       57,180         57,180
         Trucks, Autos and Trailers                   127,798         63,175
                                                 ------------   ------------

                     Total                          9,924,578      9,650,408
         Less:  Accumulated Depreciation              679,252        564,095
                                                 ------------   ------------

                    Net Property,
                      Plant and Equipment        $  9,245,326   $  9,086,313
                                                 ============   ============

         Depreciation expense for the three months ended March 31, 2005 and March 31, 2004 was $115,441 and $11,280 respectively.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 4 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at March 31, 2005 and December 31, 2004 is as follows:

                                                     March 31,   December 31,
                                                       2005           2004
                                                   ------------   ------------
         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                         $  6,817,301   $  6,731,883

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 17, 2006                  5,000,000      5,000,000
                                                   ------------   ------------
                                                     11,817,301     11,731,883
         Less:  Current Maturities                            0              0
                                                   ------------   ------------

                   Total Long-Term Debt            $ 11,817,301   $ 11,731,883
                                                   ============   ============

NOTE 5 - LITIGATION
------   ----------

         On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar county, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tideland's participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003. Tideland's answer denies all of Sheerin's allegations.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5 - LITIGATION (CONTINUED)
------   ---------------------

         On May 24 and June 16, 2004 respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessell and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of contract, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion.

         In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003, Sheerin filed a separate lawsuit against Tidelands in the 150th District Court of Bexar County, Texas on this promissory note seeking a judgment against Tidelands for the principle amount of the note, plus interest. On December 29th, 2003, Tidelands answered this lawsuit denying liability on the note. On April 1, 2004, Tidelands filed a plea in abatement asking the court to dismiss or abate Sheerin's lawsuit on the $300,000 promissory note as it was related to and its outcome was dependent on the outcome of the Sheerin third party cross action against Tidelands in Cause Number 2002-C1-16421. The Company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

         On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessell and Ahmed Karim.

         Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern Natural Gas Company, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

         Some discovery has been completed at this time. Based on initial investigation, and discovery to date, Tidelands appears to have a number of potential defenses to Sherrin's claims. Tideland's intends to aggressively defend the lawsuit. At this stage in the litigation, and in light of our continuing investigation and incomplete discovery, we cannot give a more definitive evaluation of the extent of Tideland's liability exposure.

NOTE 6 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On January 3, 2005, the Company issued 200,000 shares of its common stock for 2005 legal fees valued at $100,000 under the 2004 Stock Grant and Option Plan.

         On February 1, 2005, the Company issued 500,000 shares of its restricted common stock valued at $200,000 to Impact International, LLC pursuant to the terms of the purchase of Reef Ventures, L.P.

         On February 25, 2005, the Company approved the issuance of 60,000 shares of its restricted common stock valued at $82,000 for investor public relations services. These shares are to be issued during the second quarter of 2005.

NOTE 7 - SUMMARY OF TERMS OF CONVERTIBLE DEBENTURE AND WARRANTS
------   ------------------------------------------------------

         On November 18, 2004, the Company entered into a Securities Purchase Agreement with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, LP, (collectively, "the Funds") and Mercator Advisory Group, LLC ("Mercator"). In exchange for $5,000,000, the Company issued to the "Funds" and Mercator Advisory Group, 7% convertible debentures with a maturity date of May 18, 2006. Under the terms of the agreement, the Company is obligated to make monthly interest payments until maturity of $29,166,67.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 7 - SUMMARY OF TERMS OF CONVERTIBLE DEBENTURE AND WARRANTS (CONTINUED)
------   ------------------------------------------------------


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

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A prepayment of $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At March 31, 2005, the loan balance was $287,170.


NOTE 10 - SUBSEQUENT EVENTS
-------   -----------------

         During April and May, 2005, three separate legal actions were initiated against Sonterra Energy Corporation (Sonterra), a wholly-owned subsidiary of the Company. Two of the actions concern claims made by developers against Sonterra for their failure to pay rent and easement use fees as a result of their asset purchase from Oneok Propane Distribution Company on November 1, 2004. The third action involves a claim made by a builder that Sonterra does not have a proper easement for the current use of certain property. The Company believes that the three actions filed are without merit and intend to vigorously defend itself. Litigation regarding these three actions are still in their early stages, therefore, potential financial impacts, if any, cannot be determined at this time.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Business Overview

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America.

We derive our revenue from sales of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. We also design and construct residential propane delivery systems for new residential developments in Central Texas. .

With respect to our pipeline system owned by Reef Ventures, L.P., management is evaluating an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. We currently expect that this project will not be activated until the fourth quarter of 2005. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila is being re-evaluated in light of new supply sources emerging in Texas and Mexico. We are evaluating the utility of the project as either a tolling business model for existing demand in Coahuila or as a merchant facility in a direct contract with the propane importation arm of PEMEX. We expect further development of the project to be announced by the fourth quarter of 2005. Sonterra Energy Corporation, a wholly owned subsidiary of Tidelands entered into the residential propane distribution business on November 1, 2004 with its acquisition of 850 existing customers located in 15 subdivisions in the vicinity of Austin, Texas. Sonterra's existing and future market area includes several central Texas locations that do not have access to natural gas as a fuel for home heating and appliance usage. Current expansion of over 400 lots within the existing subdivisions is possible. Sonterra has also entered into a new agreement with the developer of Northshore on Lake Travis to expand the currently serviced lots by an additional 1,000 units. Up to 2,625 additional lots may be available for installation of residential propane delivery in developments currently in the planning stages in the nearly central Texas vicinity. Management is actively seeking new subdivision installation of propane systems in the Central Texas and has recently identified 4 new subdivisions in the San Antonio/Austin Hill Country corridor as prospective for system installation.

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

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. Presently, the line is not in use. The pipeline was acquired in conjunction with the Chittim Gas Processing Plant acquisition. When operational, it would generate revenue from transportation fees charged to third party gas producers shipping natural gas to the Chittim Gas Plant owned by Rio Bravo Energy LLC. Sonora Pipeline LLC will also own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Mexican pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings near McAllen, Texas. The estimated capital cost of these U.S. segments is approximately $60 million USD. Management expects a filing with the Federal Energy Regulatory Commission in the second quarter of 2005 for permission to operate these new pipelines and the granting of presidential permits for the international crossings near Penitas and Progreso, Texas for delivery of natural gas into the state of Tamaulipas and the pipelines owned by our Mexican subsidiary, Terranova Energia S. de R.L. de C.V.

In October 2003, we entered into a confidentiality agreement with Pemex Exploration and Production ("PEP") to facilitate the exclusive exchange of well control and seismic data for the purpose of evaluating the feasibility and design of one or more underground natural gas storage facilities in the Burgos Basin of Northeast Mexico. In December 2003, we entered into a Memorandum of Understanding (MOU) with PEMEX to design, build and operate an underground natural gas storage facility in the vicinity of Reynosa, Tamaulipas, Mexico, in the Burgos Basin area and eventually at other regions in Mexico. The MOU provides for exclusivity in the development of the projects and the related transportation and interconnecting pipelines to and from the storage facilities.

We have completed the initial study of the Burgos facility and expect to complete final contract negotiations with the Secretary of Energy and PEMEX for the construction and operation of the facility in the second or third quarter of 2005. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid in Mexico and the operational efficiency of the storage facility. Permit applications for all these projects will be filed in 2005 with the Mexican Energy Regulatory Commission. The capital budget for these projects exceeds $700 Million Dollars. We anticipate funding these projects with additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed during the fiscal quarter ended June 30, 2004 to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of the Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia, S. de R.L. de C.V.

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



Results of Operations

REVENUES: The Company reported revenues of $ 628,075 for the three months ended March 31, 2005 as compared with revenues from continuing operations of $ 0 for the three months ended March 31, 2004. The revenue increase resulted from the acquisition of an additional 73% interest in Reef Ventures, L.P. which owns and operates a natural gas pipeline serving the Piedras Negras, Coahuila market and the acquisition of residential propane delivery pipeline assets from ONEOK

Propane Company in the fourth quarter of 2004 Transportation fees ($74,211) charged from the Reef Ventures, L.P. operations plus sales of propane by Sonterra Energy Corporation to its residential customer base ($ 512,738) and construction service income of $41,126 resulted in Total Revenues of $628,075 for the three months ended March 31, 2005.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $ 1,538,208 for the three months ended March 31, 2004 to $1,897,592 for the three months ended March 31, 2005. Cost of Sales increased from $0 for the three months ended March 31, 2004 to $284,679 for the three months ended March 31, 2005 Operating Expenses increased from $0 for the three months ended March 31, 2004 to $66,774 for the three months ended March 31, 2005. Depreciation Expense increased from $ 11,280 for the three months ended March 31, 2004 to $115,441 for the three months ended March 31, 2005. Interest Expense increased from $4,719 for the three months ended March 1, 2004 to $209,787 for the three months ended March 31, 2005. Each of these increases resulted primarily from growth related to the acquisition of 98% of the partnership interest in the Reef Ventures, L.P. international pipeline operations and the acquisition of the residential propane sales business near Austin, Texas by Sonterra Energy Corporation. Sales, General and Administrative Expenses decreased from $ 1,522,209 for the three months ended March 31, 2004 to $1,220,911 for the three months ended March 31, 2005.

COST OF SALES: Total Cost of Sales increased from $0 for the three months ended March 31, 2004 to $284,679 for the three months ended March 31, 2005 due to the purchase cost of propane and the installation cost of new meter hookups for the assets owned by Sonterra Energy Corporation.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $0 for the three months ended March 31, 2004 to $66,774 for the three months ended March 31, 2005. This increase was primarily due to the operating expenses incurred by Sonterra Energy Corporation. Depreciation expense increased by $104,161 during the three onths ended March 31, 2005 due to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas. Interest expense increased by $ 205,068 during the three months ended March 31, 2005 when compared to the period ended March 31, 2004 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. and the issuance of convertible debt to entities associated with the Mercator Advisory Group, LLC, now known as MAG Capital, LLC. ENERAL AND ADMINISTRATIVE: General & Administrative Expenses decreased by $ 301,298 during the three months ended March 31, 2005 as compared with the period ended March 31, 2004. Decreased consulting fees were primarily responsible for the difference between the respective periods.

NET LOSS FROM OPERATIONS: Net loss of ($1,534,341) for the three months ended March 31, 2004 decreased to ($1,236,692) for the three months ended March 31, 2005, a decrease in the amount of loss of $297,649. Included in the net loss from operations is $382,000 of expenses for financing costs, consulting fees, and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: Direct capital expenditures during the three months ended March 31, 2005 totaled $278,421. The capital expenditures were composed of increased office furniture, equipment and leasehold costs ($41,076), pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico ($168,471), and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems ($68,878). Total debt decreased from $12,306,107 at December 31, 2004 to $ 12,256,131 at December 31, 2005. The decrease in total debt is primarily due to payment of accounts payable and accrued expenses. Net loss for the three months ended March 31, 2005 was ($1,236,692) a decrease in net loss of 19% from the net loss of ($1,534,341) for the three months ended March 31, 2004. Basic and diluted net loss per common share decreased 33% to ($0.02). The net loss per share calculation for the three months ended March 31, 2005 included an increase in actual and equivalent shares outstanding.


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

Item 3.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 1.      Legal Proceedings

Matter No. 1:

         On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas when it sued Betty Lou Sheerin for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tideland's participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003. Tideland's answer denies all of Sheerin's allegations.

         On May 24 and June 16, 2004 respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessell and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of contract, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion.

         In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003, Sheerin filed a separate lawsuit against Tidelands in the 150th District Court of Bexar County, Texas on this promissory note seeking a judgment against Tidelands for the principle amount of the note, plus interest. On December 29th, 2003, Tidelands answered this lawsuit denying liability on the note. On April 1, 2004, Tidelands filed a plea in abatement asking the court to dismiss or abate Sheerin's lawsuit on the $300,000 promissory note as it was related to and its outcome was dependent on the outcome of the Sheerin third party cross action against Tidelands in Cause Number 2002-C1-16421. The company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

         On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessell and Ahmed Karim.

         Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern Natural Gas Company, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

         Some discovery has been completed at this time. Based on initial investigation, and discovery to date, Tidelands appears to have a number of potential defenses to Sheerin's claims. Tideland's intends to aggressively defend the lawsuit. At this stage in the litigation, and in light of our continuing investigation and incomplete discovery, we cannot give a more definitive evaluation of the extent Tideland's liability exposure.

Matter No. 2:

         On May 4, 2005, HBH Development Company, LLC initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 98th Judicial District. This action involves the developer of the Austin's Colony Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with HBH concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. HBH is claiming that Sonterra has failed or refused to pay HBH rent and easement use fees under the terms of the letter agreement. HBH alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. HBH seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, cancellation of the contract and rights associated with the propane distribution system, issue to HBH a writ of possession for the property, and for attorneys fees.

         Sonterra is defending the legal action. It believes that under the terms of the letter agreement between HBH Development Company and Southern Union Company, that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

Matter No. 3:

         On May 4, 2005, Senna Hills, Ltd. initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 53rd Judicial District. This action involves the developer of the Senna Hills Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with Senna Hills concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. Senna Hills is claiming that Sonterra has failed or refused to pay Senna Hills rent and easement use fees under the terms of the letter agreement. Senna Hills alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. Senna Hills seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, and cancellation of the contract and rights associated with the propane distribution system, issue to Senna Hills a writ of possession for the property, and attorneys fees.

         Senna  Hills  sold   certain   undeveloped   sections  of  Senna  Hills
Subdivision to a new owner. Sonterra believes that it has the right to expand its distribution system into such undeveloped sections of the subdivision. Sonterra plans to expand the distribution system into these sections under an agreement with the new owner. Senna Hills has stated that although it is not presently objecting to Sonterra's expansion of the system at this time, it is reserving its claim that Sonterra does not have the right to do so and that it intends to ask the court to cancel Sonterra's right to use and possession of the propane distribution system, including the system in the new sections of the subdivision.

         Sonterra is defending the legal action. It believes that under the terms of the letter agreement between Senna Hills and Southern Union Company, that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

Matter No. 4:

         On April of 2005, Goodson Builders, Ltd. named Sonterra Energy Corporation in a legal action titled, Goodson Builders, Ltd, Plaintiff vs. Jim Blackwell and BNC Engineering, LLC, Defendants. The legal action is in the District Court of Travis County, Texas 345th Judicial District. This legal action arises from a claim that an underground propane storage tank and underground distribution lines is situated on the Plaintiff's lot in the Hills of Lakeway subdivision, Travis County, Texas. Plaintiff alleges that there is no recorded easement setting forth the rights and obligations of the parties for use of the propane tank and lines. However, there is reference to a "suburban propane easement" on the plat document. Plaintiff alleges that the property is being used without permission and the use constitutes an on-going trespass. Plaintiff asks the court to determine that his lot is not subject to a "suburban propane easement", declare the propane equipment the property of plaintiff, enjoin Sonterra from use of Plaintiff's land, and award damages. The Plaintiff seeks damages of $165,000 based on a market rental rate he claims to be $5,000 per month, $50,000 damages for depreciation of the value of the lot, an unspecified amount of exemplary damages, and attorneys fees. Sonterra is defending the claims.

Matter No. 5:

On April 20th, 2005, Tidelands filed suit against L.L. Capital Group, L.L.C. in Bexar County, Texas, 224th Judicial District Court. On August 11th, 2004, Tidelands entered into a consulting services agreement with L.L. Capital. The agreement provided for L.L. Capital to provide advisory services to Tidelands regarding certain business opportunities, including various types of financial arrangements. As compensation for the services that were to be provided, L.L. Capital was to receive $500,000 of unrestricted common stock and $550,000 of restricted common stock, and $500,000 of Warrants Shares exercisable at $1.45 per share.

L. L. failed to perform the required services for which Tidelands has sued to rescind the agreement and have all stock and warrants returned to Tidelands, for discharge from any obligation under the agreement, and for its attorneys fees and costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

On February 25, 2005, we authorized the issuance 60,000 common shares to Barry Gross for public relations services valued at $82,000.

On May 9, we authorized the issuance of 500,000 shares of common stock to Impact International, LLC valued at $202,500 in a cashless exercise.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits

a)       Exhibits

      Exhibit No.          Exhibit Name

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         32.1 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TIDELANDS OIL & GAS CORP.

                                                        /s/ Michael Ward
Dated: May 13, 2005                                    -------------------------
                                                       By: Michael Ward
                                                       Title: President, CEO


                                                        /s/ James B. Smith
Dated: May 13, 2005                                    -------------------------
                                                       By: James B. Smith
                                                       Title: CFO