Form 10QSB
period 2005-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2005-08-12
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2005

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

As of June 30, 2005, there were 74,279,148 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2005 and December 31, 2004.............................      3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2005 and 2004...............      4

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2005 and 2004.................      5


         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2005 and 2004.................    6-7

         Notes to Condensed Consolidated Financial Statements............   8-14

Item 2 - Management's Discussion and Analysis or Plan of Operation.......  15-19

Item 3 - Controls and Procedures.........................................  19-20

PART II - Other Information

Item 1 - Legal Proceedings...............................................  20-24

Item 2 - Changes in Securities and Use of Proceeds.......................     24

Item 3 - Defaults Upon Senior Securities.................................     24

Item 4 - Submission of Matters to a Vote of Security Holdings............     25

Item 5 - Other Information...............................................     25

Item 6 - Exhibits and Reports on Form 8K ................................     25

Signature................................................................     25


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (ASSETS)
                                    --------
                                                        June 30,      December 31,
                                                          2005            2004
                                                      ------------    ------------
                                                       (Unaudited)
Current Assets:
   Cash                                               $  3,468,839    $  5,459,054
   Cash Restricted                                          75,846          25,000
   Accounts and Loans Receivable                           309,323         516,387
   Inventory                                                75,573          82,523
   Prepaid Expenses                                        302,531         487,488
                                                      ------------    ------------
         Total Current Assets                            4,232,112       6,570,452
                                                      ------------    ------------

Property Plant and Equipment, Net                        9,630,591       9,086,313
                                                      ------------    ------------

Other Assets:
   Deposits                                                  6,608           4,108
   Deferred Charges                                              0         116,250
   Note Receivable                                         286,114         286,606
   Goodwill                                              1,158,937       1,158,937
                                                      ------------    ------------
      Total Other Assets                                 1,451,659       1,565,901
                                                      ------------    ------------
         Total Assets                                 $ 15,314,362    $ 17,222,666
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts Payable and Accrued Expenses              $    656,302    $    574,224
   Convertible Debentures Payable                        2,480,000               0
                                                      ------------    ------------

      Total Current Liabilities                          3,136,302         574,224

Long-Term Debt                                           4,368,490      11,731,883
                                                      ------------    ------------

      Total Liabilities                                  7,504,792      12,306,107
                                                      ------------    ------------

Commitments and Contingencies                                 --              --

Stockholders' Equity:
   Common Stock, $.001 Par Value Per Share,
     100,000,000 Shares Authorized, 74,279,148
     and 61,603,359 Shares Issued and
     Outstanding at June 30, 2005
     and December 31, 2004 Respectively                     74,281          61,604
   Paid-in Capital in Excess of Par Value               28,655,789      22,537,340
   Subscriptions Receivable                               (550,000)       (550,000)
   Accumulated (Deficit)                               (20,370,500)    (17,132,385)
                                                      ------------    ------------
      Total Stockholders' Equity                         7,809,570       4,916,559
                                                      ------------    ------------

      Total Liabilities and Stockholders' Equity      $ 15,314,362    $ 17,222,666
                                                      ============    ============



      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -3-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                     Three Months Ended       Three Months Ended
                                        June 30, 2005            June 30, 2004
                                        -------------            -------------
Revenues:
   Gas Sales and Pipeline Fees          $     262,541            $     507,712
   Construction Services                       77,995                        0
                                        -------------            -------------
      Total Revenues                          340,536                  507,712
                                        -------------            -------------

Expenses:
   Cost of Sales                              130,569                  497,820
   Operating Expenses                          62,363                    2,616
   Depreciation                               120,954                   36,638
   Interest                                   184,073                   43,718
   Sales, General and Administrative        1,877,659                2,184,169
                                        -------------            -------------
      Total Expenses                        2,375,618                2,764,961
                                        -------------            -------------

(Loss) From Operations                     (2,035,082)              (2,257,249)
(Loss) on Sale of Asset                             0                        0
Interest and Dividend Income                   33,659                    7,206
                                        -------------            -------------

Net (Loss)                              $  (2,001,423)           $  (2,250,043)
                                        =============            =============

Net (Loss) Per Common Share:
   Basic and Diluted                    $       (0.03)           $       (0.05)
   -----------------                    =============            =============

Weighted Average Number of Common
   Shares Outstanding                      68,321,251               49,701,986
                                        =============            =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                           Six Months Ended     Six Months Ended
                                             June 30, 2005        June 30, 2004
                                             -------------        -------------
Revenues:
   Gas Sales and Pipeline Fees               $     849,490        $     507,712
   Construction Services                           119,121                    0
                                             -------------        -------------
      Total Revenues                               968,611              507,712
                                             -------------        -------------

Expenses:
   Cost of Sales                                   415,248              497,820
   Operating Expenses                              129,137                2,616
   Depreciation                                    236,395               47,918
   Interest                                        393,860               48,437
   Sales, General and Administrative             3,098,570            3,706,378
                                             -------------        -------------
      Total Expenses                             4,273,210            4,303,169
                                             -------------        -------------

(Loss) From Operations                          (3,304,599)          (3,795,457)
(Loss) on Sale of Asset                             (3,167)                   0
Interest and Dividend Income                        69,651               11,073
                                             -------------        -------------

Net (Loss)                                   $  (3,238,115)       $  (3,784,384)
                                             =============        =============

Net (Loss) Per Common Share:
   Basic and Diluted                         $       (0.05)       $       (0.08)
   -----------------                         =============        =============

Weighted Average Number of Common
       Shares Outstanding                       67,941,251           47,676,976
                                             =============        =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                             Six Months Ended   Six Months Ended
                                               June 30, 2005      June 30, 2004
                                               -------------      -------------


Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                 $  (3,238,115)     $  (3,784,384)
    Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:

    Depreciation                                     236,395             47,918
    Loss on Disposal of Equipment                      3,167                  0
    Issuance of Common Stock:
      For Services Provided                        1,098,625          3,005,816
        Changes in:
         Accounts Receivable                         207,064           (540,528)
         Inventory                                     6,950                  0
         Prepaid Expenses                            184,957           (328,404)
         Deferred Charges                            116,250                  0
         Deposits                                     (2,500)              (308)
         Accounts Payable and
          Accrued Expenses                            82,078            (33,274)
                                               -------------      -------------
Net Cash (Required)
   By Operating Activities                        (1,305,129)        (1,633,164)
                                               -------------      -------------

Cash Flows Provided (Required)
  By Investing Activities:
     Increase in Investments                               0           (575,363)
     Acquisitions of Property, Plant
       and Equipment                                (784,640)        (6,347,501)
     Disposals of Equipment                              800                  0
                                               -------------      -------------

      Net Cash (Required)
        By Investing Activities                     (783,840)        (6,922,864)
                                               -------------      -------------











      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                             Six Months Ended   Six Months Ended
                                               June 30, 2005      June 30, 2004
                                               -------------      -------------


Cash Flows Provided (Required)
   by Financing Activities:
Proceeds from Issuance of Common Stock                     0          4,088,317
Proceeds From Long-Term Loans                        149,108          6,523,773
Repayment of Short-Term Loans                              0           (100,000)
Repayment of Loan by Related Party                       492                  0
                                               -------------      -------------

Net Cash Provided by
  Financing Activities                               149,600         10,512,090
                                               -------------      -------------

Net Increase (Decrease) in Cash                   (1,939,369)         1,956,062
Cash at Beginning of Period                        5,484,054            894,457
                                               -------------      -------------
Cash at End of Period                          $   3,544,685      $   2,850,519
                                               =============      =============

Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest                $     266,938      $      14,123
                                               =============      =============

     Cash Payments for Income Taxes            $           0      $           0
                                               =============      =============

Non-Cash Financing Activities:
   Issuance of Common Stock:
   Operating Activities                        $   1,098,625      $   3,005,816
   Repayment of Note                               2,512,500             75,000
   Repayment of Convertible Debentures             2,520,000                  0
   Payment of Accounts Payable                             0             38,311
                                               -------------      -------------

     Total Non-Cash Financing Activities       $   6,131,125      $   3,119,127
                                               =============      =============





      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2004, included in the registrant's Form 10-KSB for the year ended December 31, 2004.

         Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, L.P., Reef Ventures, L.P., Reef International, LLC, Reef Marketing, LLC, and Terranova Energia S. de R. L. de C. V. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 2 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at June 30, 2005 and December 31, 2004 is as follows:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                           $  4,368,490   $  6,731,883

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 17, 2006                    2,480,000      5,000,000
                                                     ------------   ------------
                                                        6,848,490     11,731,883

         Less:  Current Maturities                      2,480,000              0
                                                     ------------   ------------

                   Total Long-Term Debt              $  4,368,490   $ 11,731,883
                                                     ============   ============

NOTE 3 - LITIGATION
------   ----------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

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

         On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessel and Ahmed Karim.

         On August 5, 2005, Northern Natural Gas Company filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on
         Tidelands for $1,950.000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third party beneficiary under a December 3, 2001 purchase and sale agreement between ZG and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question.

         Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern Natural Gas Company, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

         Some discovery has been completed at this time. Based on initial investigation, and discovery to date, Tidelands appears to have a number of potential defenses to the claims of Sheerin and Northern. Tideland's intends to aggressively defend the lawsuit. At this stage in the litigation, and in light of our continuing investigation and incomplete discovery, we cannot give a more definitive evaluation of the extent of Tideland's liability exposure.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

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

NOTE 4 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On May 1, 2005, the company issued 500,000 shares of its restricted common stock valued at $225,000 to Impact International, LLC pursuant to the terms of the purchase of Reef Ventures, L.P.

         On June 15, 2005, Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and Monarch Pointe Fund, Ltd. (the "Funds") notified the Company of their intent to convert a portion of their 7% Convertible Debentures into common stock as follows:

         Mercator Momentum Fund converted $380,000 dollars of 7% Convertible Debentures into 500,000 common shares at the "Ceiling Price" of $0.76 per share.

         Mercator Momentum Fund III converted $273,600 dollars of 7% Convertible Debentures into 360,000 common shares at the "Ceiling Price" of $0.76 per share.

         Monarch Point Fund converted $866,400 dollars of 7% Convertible Debentures into 1,140,000 common shares at the "Ceiling Price" of $0.76 per share.

         On June 22, 2005, the Company issued these common shares to the Funds.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   ------------------------------------

         On June 23, 2005, the Company issued Impact International, LLC Seven Million Five Hundred Thousand (7,500,000) common shares in response to Impact's exercise of their common stock purchase warrants. Impact tendered payment in the form of a promissory note in the amount of $2,512,500. The note will reduce and offset the principal balance owed by the Company under the Purchase and Sale Agreement dated May 25, 2004 whereby it acquired the Eagle Pass pipeline by purchasing an additional 73% of Reef Ventures, LP.

         On June 27, 2005, the Company authorized the issuance of 150,000 shares of its restricted common stock valued at $97,500 to each of the three members of the Board of Directors, Michael R. Ward, Ahmed Karim and Carl Hessel

         On June 27, 2005, the Company authorized the issuance of 150,000 shares of common stock under a 2004 non-qualified stock grant and option plan which was registered on Form S-8, November 5, 2004. the shares were valued at $199,125 and were issued to James B. Smith, the Company's Senior Vice President, CFO and newly appointed member of the Board of Directors.

         On June 27, 2005, Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and Monarch Pointe Fund, Ltd. (the "funds") notified the company of their intent to collectively convert $1,000,000 of their 7% Convertible Debentures into common stock as follows:

         Mercator Momentum Fund converted $250,000 dollars of 7% Convertible Debentures into 328,947 common shares at the "Ceiling Price" of $0.76 per share. The Principal balance of the Debenture after this partial debenture conversion is $513,000 dollars.

         Mercator Momentum Fund III converted $175,000 dollars of 7% Convertible Debentures into 230,263 common shares at the "Ceiling Price" of $0.76 per share. The principal balance of the Debenture after this partial debenture conversion is $338,900 dollars.

         Monarch Point Fund converted $575,000 dollars of 7% Convertible Debentures into 756,579 common shares at the "Ceiling Price" of $0.76 per share. The principal balance of the Debenture after this partial debenture conversion is $1,128,100 dollars.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On June 28, 2005, the Company issued these common shares to the Funds.

         The Mercator and Impact shares were included in Tideland's registration statement filed on Form SB-2 which was declared effective by the Securities & Exchange commission on May 27, 2005.

NOTE 5 - SUMMARY OF TERMS OF CONVERTIBLE DEBENTURE AND WARRANTS
------   ------------------------------------------------------

         On November 18, 2004, the Company entered into a Securities Purchase Agreement with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, LP, (collectively, "the Funds") and M.A.G. Capital, LLC ("MAG"), formerly Mercator Advisory Group, LLC. In exchange for $5,000,000, the Company issued to the Funds and Mercator Advisory Group, 7% convertible debentures with a maturity date of May 18, 2006. Under the terms of the agreement, the Company is obligated to make monthly interest payments until maturity of $29,166,67.

         The 7% Convertible Debentures are convertible into the Company's common stock at a 15% discount to the market price at the time of conversion, subject to a $0.45 floor and a $0.76 ceiling. In connection with this financing the Company issued 6,578,948 common stock warrants which expire November 18, 2007. The warrants are exercisable at prices ranging from $.80 to $.87. The Company granted the Funds and M.A.G. registration rights on both groups of securities, such registration was declared effective May 27, 2005.

         During June, the Funds converted $2,520,000 of their 7% Convertible Debentures to 3,315,789 shares of the Company's common stock. (See detailed explanation of these transactions in Note 4 Common Stock Transactions above.)

         The Funds also transferred $500,000 of their 7% Convertible Debentures to Robinson Reed, Inc. (a managed account of M.A.G.) along with 328,948 of their common stock warrants. Monthly interest payments have been reduced to approximately $14,667 as a result of the aforementioned conversions.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005




NOTE 6 - RELATED PARTY TRANSACTION
------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A prepayment of $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At June 30, 2005, the loan balance was $286,114.

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

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. We also design and construct residential propane delivery systems for new residential developments in Central Texas.

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

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casing head gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casing head gas were being delivered by Conoco and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. We plan to either reopen the plant in 2005 when adequate volumes of LPG feedstock from third parties makes plant operations economically attractive or sell the assets to a third party. As noted above, Rio Bravo Energy LLC owns a general partner interest in Marea Associates, L.P. and the minority interest in Terranova Energia, S. de R.L. de C.V.

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. Presently, the line is not in use. The pipeline was acquired in conjunction with the Chittim Gas Processing Plant acquisition. When operational, it would generate revenue from transportation fees charged to third party gas producers shipping natural gas to the Chittim Gas Plant owned by Rio Bravo Energy LLC. Management is evaluating whether to sell or utilize these assets and a decision is expected by the fourth quarter of 2005.Sonora Pipeline LLC will also own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Mexican pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings near McAllen, Texas. The estimated capital cost of these U.S. segments is approximately $60 million USD. Management expects a filing with the Federal Energy Regulatory Commission in the third quarter of 2005 for permission to operate these new pipelines and the granting of presidential permits for the international crossings near Penitas and Progreso, Texas for delivery of natural gas into the state of Tamaulipas and the pipelines owned by our Mexican subsidiary, Terranova Energia S. de R.L. de C.V.

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

We have completed the initial study of the Burgos facility and our Mexican subsidiary, Terranova Energia, S. de R.L. de C.V. has filed for a permit to build and operate the gas storage facility with the Comision Reguladora de Energia (CRE) in Mexico. A system of two interconnecting pipelines is also proposed to enhance the overall pipeline grid in Mexico and the operational efficiency of the storage facility. A permit from the CRE for the construction and operation of these pipelines has been filed in the first quarter of 2005. The capital budget for these projects exceeds $700 Million Dollars. We anticipate funding these projects with additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed during the fiscal quarter ended June 30, 2004 to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of the Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia,
S. de R.L. de C.V.

We are in the preliminary design phase for an LNG regasification terminal to be located in offshore Mexican waters of the Gulf of Mexico near Matamoros, Tamaulipas. The Dorado LNG Terminal would provide additional supply for Northeast Mexico natural gas markets which are currently importing approximately
1.0 BCF per day from the U.S. The capital cost to build the terminal and interconnecting pipeline to the planned storage facility is expected to be over $200 million USD. Management anticipates a permit filing with the CRE in the third or fourth quarter of 2005. Management estimates a cumulative capital investment of approximately $1 billion USD for the LNG regasification terminal, the pipelines in the U.S. and Mexico and the Mexican storage facility. These projects are targeted to address the critical infrastructure needs for the natural gas and power markets in Northeast Mexico through the year 2013. A collateral opportunity to import natural gas into the U.S. via the project's route and facilities is also contemplated. Management is in active negotiations for LNG supply, U.S. supply and off take gas contracts in Mexico and the U.S. The projects will be developed and operated with a tolling business model as the revenue premise, however, joint venture or contractual relationships with third parties may allow the Company to participate in merchant operations in the energy supply business for Mexican and U.S. customers.

The Company has engaged  the Project & Export  Finance  team of HSBC  Securities
(USA), Inc. as its financial advisor with respect to the capital raise requirements for the above projects. We have also had substantive and ongoing discussions with interested third parties for private equity participation and will continue those discussions in the upcoming year as further development of the projects occurs.

Results of Operations

REVENUES: The Company reported revenues of $968,611 for the six months ended June 30, 2005 as compared with revenues from continuing operations of $507,712 for the six months ended June 30, 2004. The revenue increase resulted from additional revenues due to the acquisition of the Sonterra Energy Corporation assets from ONEOK. These operations were not included in the results for the six months ended June 30, 2004.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $4,303,169 for the six months ended June 30, 2004 to $4,273,210 for the six months ended June 30, 2005. Cost of Sales decreased from $497,820 for the six months ended June 30, 2004 to $415,248 for the six months ended June 30, 2005 as described below. Operating Expenses increased from $2,616 for the six months ended June 30, 2004 to $129,137 for the six months ended June 30, 2005. Depreciation Expense increased from $47,918 for the six months ended June

30, 2004 to $236,395 for the six months ended June 30, 2005. Interest Expense increased from $ 48,437 for the six months ended June 30, 2004 to $393,860 for the six months ended June 30, 2005. The increases in Operating Expenses, Depreciation Expense and Interest Expense resulted primarily from growth in assets and debt related to the acquisition of 98% of the partnership interest in the Reef Ventures, L.P. international pipeline operations and the acquisition of the residential propane sales business near Austin, Texas by Sonterra Energy Corporation. Sales, General and Administrative Expenses decreased from $3,706,378 for the six months ended June 30, 2004 to $3,098,570 for the six months ended June 30, 2005 as described below.

COST OF SALES: Total Cost of Sales decreased from $497,820 for the six months ended June 30, 2004 to $415,248 for the six months ended June 30, 2005. This decrease resulted due to the change in operations of the Reef Ventures, L.P. pipeline from gas marketing to transportations fees as the operating model for this business segment. The entire cost of sales expense category now represents cost of propane and the cost of propane system assets incurred by Sonterra Energy Corporation.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $2,616 for the six months ended June 30, 2004 to $129,137 for the six months ended June 30, 2005. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative six months for 2004. Depreciation expense increased by $188,477 for the period ended June 30, 2005 due to the reporting of five months of additional depreciation related to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. and six months of depreciation related to the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas. Interest expense increased by $345,423 during the six months ended June 30, 2005 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. and the issuance of convertible debt to entities associated with the Mercator Advisory Group, LLC, now known as MAG Capital, LLC.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses decreased by $607,808 during the six months ended June 30, 2005 as compared with the period ended June 30, 2004. Decreased consulting fees were primarily responsible for the difference between the respective periods.

NET LOSS FROM OPERATIONS: Net loss of ($3,795,457) for the six months ended June 30, 2004 decreased to ($3,304,599) for the six months ended June 30, 2005, a decrease in the amount of loss of $490,858. Included in the net loss from operations is $1,098,625 of expenses for director fees, financing costs, consulting fees, and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: Direct capital expenditures during the six months ended June 30, 2005 totaled $784,640. The capital expenditures were composed of increased office furniture, equipment and leasehold costs plus pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems. Total debt decreased from $12,306,107 at December 31, 2004 to $ 7,504,792 at June 30, 2005. The decrease in total debt is due primarily to conversion of debentures to common stock in the amount of $2,520,000 and the exercise of warrants which reduced an outstanding note payable in the amount of $2,512,500. Net loss for the six months ended June 30, 2005 was ($3,238,115) a decrease in net loss of 14% from the net loss of ($3,784,384) for the six months ended June 30, 2004. Basic and diluted net loss per common share decreased 37.5% to ($0.05). The net loss per share calculation for the six months ended June 30, 2005 included an increase in actual and equivalent shares outstanding.

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

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                           PART II - OTHER INFORMATION

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

On May 24 and June 16, 2004 respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessell and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of contract, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion. Sheerin has now non-suited her claims against Michael Ward, Royis Ward, and James B. Smith.

In September 2002, as a pre-closing deposit to the purchase of the ZG pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003,
Sheerin filed a separate lawsuit against Tidelands in the 150th District Court of Bexar County, Texas, Case Number 2003-CI-18795, on this promissory note seeking a judgment against Tidelands for the principle amount of the note, plus interest. On December 29th, 2003, Tidelands answered this lawsuit denying liability on the note. On April 1, 2004, Tidelands filed a plea in abatement asking the court to dismiss or abate Sheerin's lawsuit on the $300,000 promissory note as it was related to and its outcome was dependent on the outcome of the Sheerin third party cross action against Tidelands in Cause Number 2002-C1-16421. The company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessel and Ahmed Karim. After adding the claim on the $300,000 promissory note to the third party claims of Sheerin against Tidelands in Cause No. 2002-C1-16421, Sheerin dismissed Cause Number 2003-C1-18795.

Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern Natural Gas Company, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

On August 5, 2005, Northern Natural Gas Company filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950.000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third party beneficiary under a December 3, 2001 purchase and sale agreement between ZG and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question.

Some discovery has been completed at this time. Based on initial investigation, and discovery to date, Tidelands appears to have a number of potential defenses to the claims of Sheerin and Northern. Tideland's intends to aggressively defend these lawsuits. At this stage in the litigation, and in light of our continuing investigation and incomplete discovery, we cannot give a more definitive evaluation of the extent of Tideland's liability exposure.

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

Matter No. 4:

On April of 2005, Goodson Builders, Ltd. named Sonterra Energy Corporation in a legal action titled, Goodson Builders, Ltd, Plaintiff vs. Jim Blackwell and BNC Engineering, LLC, Defendants. The legal action is in the District Court of Travis County, Texas 345th Judicial District. This legal action arises from a claim that an underground propane storage tank and underground distribution lines is situated on the Plaintiff's lot in the Hills of Lakeway subdivision, Travis County, Texas. Plaintiff alleges that there is no recorded easement setting forth the rights and obligations of the parties for use of the propane tank and lines. However, there is reference to a "suburban propane easement" on the plat document. Plaintiff alleges that the property is being used without permission and the use constitutes an on-going trespass. Plaintiff asks the court to determine that his lot is not subject to a "suburban propane easement", declare the propane equipment the property of plaintiff, enjoin Sonterra from use of Plaintiff's land, and award damages. The Plaintiff seeks damages of $165,000 based on a market rental rate he claims to be $5,000 per month, $50,000 damages for depreciation of the value of the lot, an unspecified amount of exemplary damages, and attorneys' fees. Sonterra is defending the claims.

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

L. L. failed to perform the required services for which Tidelands has sued to rescind the agreement and have all stock and warrants returned to Tidelands, for discharge from any obligation under the agreement, and for its attorney's fees and costs.

The parties have commenced settlement negotiations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities were disclosed in Current Reports filed on Form 8-K during the second quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits

a) Exhibits

      Exhibit No.          Exhibit Name

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32.1 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TIDELANDS OIL & GAS CORP.


Dated: August 10, 2005                                  /s/ Michael Ward
                                                       -------------------------
                                                       By: Michael Ward
                                                       Title: President, CEO



Dated: August 10, 2005                                  /s/ James B. Smith
                                                       -------------------------
                                                       By: James B. Smith
                                                       Title: CFO