Form 10QSB
period 2005-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2005-11-14
CIK 1107104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2005

[v] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-29613

                         TIDELANDS OIL & GAS CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               66-0549380
-------------------------                              -------------------------
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



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, there were 77,156,341 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes      No   X
                                                   -----    -----

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2005 and December 31, 2004..............................3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2005 and 2004................4

         Condensed Consolidated Statements of Operations
         For the Nine Months Ended September 30, 2005 and 2004.................5

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2005 and 2004...............6-7

         Notes to Condensed Consolidated Financial Statements...............8-13

Item 2 - Management's Discussion and Analysis or Plan of Operation.........14-20

Item 3 - Controls and Procedures...........................................20-21

PART II - Other Information

Item 1 - Legal Proceedings.................................................21-24

Item 2 - Changes in Securities and Use of Proceeds............................24

Item 3 - Defaults Upon Senior Securities......................................25

Item 4 - Submission of Matters to a Vote of Security Holdings.................25

Item 5 - Other Information....................................................25

Item 6 - Exhibits and Reports on Form 8K .....................................26

Signature.....................................................................27


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (ASSETS)
                                    --------
                                                             September 30,     December 31,
                                                                  2005             2004
                                                             -------------    -------------
                                                              (Unaudited)
Current Assets:
   Cash                                                      $   2,336,430    $   5,459,054
   Cash Restricted                                                 101,471           25,000
   Accounts and Loans Receivable                                   208,668          516,387
   Inventory                                                        90,332           82,523
   Prepaid Expenses                                                208,879          487,488
                                                             -------------    -------------
      Total Current Assets                                       2,945,780        6,570,452
                                                             -------------    -------------

Property Plant and Equipment, Net                               10,097,779        9,086,313
                                                             -------------    -------------

Other Assets:
   Deposits                                                          6,708            4,108
   Deferred Charges                                                      0          116,250
   Note Receivable                                                 284,944          286,606
   Goodwill                                                      1,158,937        1,158,937
                                                             -------------    -------------
   Total Other Assets                                            1,450,589        1,565,901
                                                             -------------    -------------
      Total Assets                                           $  14,494,148    $  17,222,666
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts Payable and Accrued Expenses                     $     642,457    $     574,224
   Convertible Debentures Payable                                  980,000                0
                                                             -------------    -------------

      Total Current Liabilities                                  1,622,457          574,224

Long-Term Debt                                                   4,421,054       11,731,883
                                                             -------------    -------------

      Total Liabilities                                          6,043,511       12,306,107
                                                             -------------    -------------

Commitments and Contingencies                                         --               --

Stockholders' Equity:
   Common Stock, $.001 Par Value Per Share,
     100,000,000 Shares Authorized, 77,156,341
     and 61,603,359 Shares Issued and
     Outstanding at September 30, 2005
     and December 31, 2004 Respectively                             77,157           61,604
   Paid-in Capital in Excess of Par Value                       30,369,493       22,537,340
   Subscriptions Receivable                                       (550,000)        (550,000)
   Accumulated (Deficit)                                       (21,446,013)     (17,132,385)
                                                             -------------    -------------
      Total Stockholders' Equity                                 8,450,637        4,916,559
                                                             -------------    -------------

      Total Liabilities and Stockholders' Equity             $  14,494,148    $  17,222,666
                                                             =============    =============



      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -3-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                       Three Months Ended    Three Months Ended
                                       September 30, 2005    September 30, 2004
                                       ------------------    ------------------
Revenues:
   Gas Sales and Pipeline Fees         $          248,015    $          824,848
   Construction Services                                0                     0
                                       ------------------    ------------------
      Total Revenues                              248,015               824,848
                                       ------------------    ------------------

Expenses:
   Cost of Sales                                  219,865               801,698
   Operating Expenses                              81,408                15,800
   Depreciation                                   124,422                88,611
   Interest                                       110,090               100,981
   Sales, General and Administrative              923,701             1,130,918
                                       ------------------    ------------------
      Total Expenses                            1,459,486             2,138,008
                                       ------------------    ------------------

(Loss) From Operations                         (1,211,471)           (1,313,160)
Interest and Dividend Income                       26,589                 5,667
Income - Litigation Settlement                    109,369                     0
                                       ------------------    ------------------

Net (Loss)                             $       (1,075,513)   $       (1,307,493)
                                       ==================    ==================

Net (Loss) Per Common Share:
   Basic and Diluted                   $            (0.01)   $            (0.02)
                                       ==================    ==================

Weighted Average Number of Common
   Shares Outstanding                          75,717,742            54,778,647
                                       ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2005    September 30, 2004
                                       ------------------    ------------------
Revenues:
   Gas Sales and Pipeline Fees         $        1,097,505    $        1,332,560
   Construction Services                          119,121                     0
                                       ------------------    ------------------

        Total Revenues                          1,216,626             1,332,560
                                       ------------------    ------------------

Expenses:
   Cost of Sales                                  635,113             1,299,518
   Operating Expenses                             210,545                18,416
   Depreciation                                   360,817               136,529
   Interest                                       503,950               149,418
   Sales, General and Administrative            4,022,271             4,837,296
                                       ------------------    ------------------
      Total Expenses                            5,732,696             6,441,177
                                       ------------------    ------------------

(Loss) From Operations                         (4,516,070)           (5,108,617)
(Loss) on Sale of Asset                            (3,167)                    0
Interest and Dividend Income                       96,240                16,740
Income Litigation Settlement                      109,369                     0
                                       ------------------    ------------------

Net (Loss)                             $       (4,313,628)   $       (5,091,877)
                                       ==================    ==================

Net (Loss) Per Common Share:
   Basic and Diluted                   $            (0.06)   $            (0.10)
                                       ==================    ==================

Weighted Average Number of Common
   Shares Outstanding                          69,378,850            51,926,974
                                       ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                             Nine Months Ended     Nine Months Ended
                                            September 30, 2005    September 30, 2004
                                            ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                              $       (4,313,628)   $       (5,091,877)
    Adjustments to Reconcile Net (Loss)
       to Net Cash Provided (Required) By
       Operating Activities:

    Depreciation                                       360,817               136,529
    Write-Off of Subscription Receivable                     0                18,000
    Loss on Disposal of Equipment                        3,167                     0
    Return of Issued Stock -
      Litigation Settlement                           (109,369)                    0
    Issuance of Common Stock:
      For Services Provided                          1,424,575             3,747,066
          Changes in:
           Accounts Receivable                         307,719               (39,662)
           Inventory                                    (7,809)                    0
           Prepaid Expenses                            278,609              (116,682)
           Deferred  Charges                           116,250              (245,600)
           Deposits                                     (2,600)                 (308)
           Accounts Payable and
             Accrued Expenses                           68,233              (387,031)
                                            ------------------    ------------------
Net Cash (Required)
   By Operating Activities                          (1,874,036)           (1,979,565)
                                            ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
     Increase in Investments                                 0                98,629
     Acquisitions of Property, Plant
       and Equipment                                (1,376,250)             (692,597)
     Disposals of Equipment                                800                     0
                                            ------------------    ------------------

         Net Cash (Required)
            By Investing Activities                 (1,375,450)             (593,968)
                                            ------------------    ------------------








      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                                   Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
Cash Flows Provided (Required)
   by Financing Activities:
 Proceeds from Issuance of Common Stock                            0             4,088,317
 Proceeds From Long-Term Loans                               201,671                     0
 Repayment of Short-Term Loans                                     0              (100,000)
 Repayment of Loan by Related Party                            1,662                     0
                                                  ------------------    ------------------

Net Cash Provided by
  Financing Activities                                       203,333             3,988,317
                                                  ------------------    ------------------

Net Increase (Decrease) in Cash                           (3,046,153)            1,414,784
Cash at Beginning of Period                                5,484,054               894,457
                                                  ------------------    ------------------
Cash at End of Period                             $        2,437,901    $        2,309,241
                                                  ==================    ==================

Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest                   $          307,319    $           22,011
                                                  ==================    ==================

     Cash Payments for Income Taxes               $                0    $                0
                                                  ==================    ==================

Non-Cash Investing & Financing Activities:
   Return of Issued Stock for
      Litigation Settlements                      $         (109,369)   $                0
   Issuance of Common Stock:
      Operating Activities                                 1,424,575             3,747,066
      Repayment of Note and Loan                           2,512,500                75,000
      Repayment of Convertible Debentures                  4,020,000                     0
      Payment of Account Payable                                   0                38,311
      Acquisition of Property, Plant, Equipment
         and Goodwill for Note Payable                             0             6,523,773
      Prepayment of Legal Fees                                     0                86,000
                                                  ------------------    ------------------

          Total Non-Cash Financing Activities     $        7,847,706    $       10,470,150
                                                  ==================    ==================


      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, L.P., Reef Ventures, L.P., Reef International, LLC, Reef Marketing, LLC, and Terranova Energia S. de R. L. de C. V. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at September 30, 2005 and December 31, 2004 is as follows:

                                                   September 30,    December 31,
                                                        2005            2004
                                                   -------------   -------------
         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                         $   4,421,054   $   6,731,883

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 17, 2006                     980,000       5,000,000
                                                   -------------   -------------
                                                       5,401,054      11,731,883

         Less:  Current Maturities                       980,000               0
                                                   -------------   -------------

                   Total Long-Term Debt            $   4,421,054   $  11,731,883
                                                   =============   =============

NOTE 3 - LITIGATION
------   ----------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

         On August 5, 2005, Northern Natural Gas Company filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950,000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

         McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third-party beneficiary under a December 3, 2001 purchase and sale agreement between ZG and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question.

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

NOTE 4 - COMMON STOCK TRANSACTIONS
------   --------------------------

         On July 1, 2005, the Company issued 1,000,000 shares of its restricted common stock valued at $307,500 pursuant to an employment contract with an officer of the Company.

         On July 1, 2005, the Company issued 50,000 shares of its restricted common stock valued at $15,375 pursuant to an employment contract with an officer of the Company.

         On July 1, 2005, the Company issued 10,000 shares of its restricted common stock valued at $3,075 to an officer of the Company.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 4 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On August 18, 2005, Tidelands settled the legal dispute with L. L. Capital Group, LLC whereby L. L. Capital Group, LLC canceled 285,000 shares of the 1,000,000 shares of the Company's restricted common stock which it had received for a one year consulting contract executed August 4, 2004. The 285,000 shares canceled were valued at $109,369.

         On July 5, 2005, September 19, 2005 and September 29, 2005, Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd (the "Funds") and Robinson Reed, Inc. (a managed account of the "Funds") notified the Company of their intent to convert portions of their remaining 7%
         convertible debentures into common stock which were converted as follows:

                                                                       Number of
                   Entity                       Amount   Price/Share     Shares
                   ------                       ------   -----------     ------

         July 5, 2005
         ------------
         Robinson Reed, Inc.                 $  200,000     $0.76       263,158

         September 19, 2005
         ------------------
         Mercator Momentum Fund, L.P.            92,000      0.70       131,429
         Mercator Momentum Fund III, L.P.        60,000      0.70        85,714
         Monarch Pointe Fund, Ltd.              196,000      0.70       280,000
         Robinson Reed, Inc.                     52,000      0.70        74,286

         September 29, 2005
         ------------------
         Mercator Momentum Fund, L.P.           207,000      0.71       291,549
         Mercator Momentum Fund, III, L.P.      144,000      0.71       202,817
         Mercator Momentum Fund, Ltd.           459,000      0.71       646,479
         Robinson Reed, Inc.                     90,000      0.71       126,761
                                             ----------              ----------
                   Total                     $1,500,000              $2,102,193
                                             ==========              ==========

         The  "Funds"   shares   issued  were  all  included  in  the  Company's
         registration statement filed on Form SB-2 which was declared effective by the Securities & Exchange Commission on May 27, 2005.

NOTE 5 - CONVERTIBLE DEBENTURES
------   ----------------------

         After taking into account all of the 7% convertible debentures converted during the current quarter, $980,000 of principal amount remains. All of these remaining 7% convertible debentures were converted on November 2, 2005 at the "Ceiling Price" of $0.76 per share.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEFPTEMBER 30, 2005




NOTE 6 - RELATED PARTY TRANSACTION
------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A prepayment of $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At September 30, 2005, the loan balance was $284,944.

Item 2.     Management's Discussion and Analysis or Plan of Operation

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

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. This company also designs and constructs residential propane delivery systems for new residential developments in Central Texas. We derive revenue from this activity in two ways, the first being from construction revenue for yard lines and meter sets installed to a homeowner's lot, and the second being the sale of LPG gas to customers in the residential subdivisions.

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


Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. In October 2002, the plant was shut down due to the declining economics associated with low volume operation of the plant. We plan to either reopen the plant in 2005 when adequate volumes of LPG feedstock from third parties makes plant operations economically attractive or sell the assets to a third party. As noted above, Rio Bravo Energy LLC owns a general partner interest in Marea Associates, L.P. and the minority interest in Terranova Energia, S. de R.L. de C.V.

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. Presently, the line is not in use. The pipeline was acquired in conjunction with the Chittim Gas Processing Plant acquisition. When operational, it would generate revenue from transportation fees charged to third party gas producers shipping natural gas to the Chittim Gas Plant owned by Rio Bravo Energy LLC. Management is evaluating whether to sell or utilize these assets and a decision is expected by the fourth quarter of 2005.

Sonora Pipeline LLC will also own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Mexican pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings near McAllen, Texas. Management expects a filing with the Federal Energy Regulatory Commission in the fourth quarter of 2005 for permission to operate these new pipelines and the granting of presidential permits for the international crossings near Penitas and Progreso, Texas for delivery of natural gas into the state of Tamaulipas and the pipelines owned by our Mexican subsidiary, Terranova Energia S. de R.L. de C.V.

The Company is focusing on the development of infrastructure projects through its Mexican entity, Terranova Energia S.de R.L. de C.V., in the nation of the United Mexican States (Mexico).

         Terranova Energia is focused on project development and implementation of a natural gas storage and transportation infrastructure to support the integration of Northeastern Mexico and South Texas and the related economic growth of the border regions.

         Tidelands and Terranova Energia have hired project development advisors in the United States and Mexico. The Terranova Energia advisors include ALB Energia, Rich, Heather Muller, Abogados and Miriam Grunstein, Abogada. The Tidelands advisors include Netherland Sewell & Associates, CenterPoint Energy,

LLC, Mayer Brown Rowe & Maw, LLP, BNC Engineering, LLC, HSBC Securities, USA, Inc. and R.W. Beck, Inc.

         The Terranova Energia project was inspired by the fact that PEMEX, the Mexican national oil company, needs to manage its natural gas production in the Burgos Basin and the CFE, the Mexican federal electricity commission, needs to support a natural gas policy which encourages reliability, flexibility and competitive pricing for natural gas in northern Mexico. The region's forecasted growth will require additional natural gas for power generation in the region.

         Our project area is called the Northeast Hub. Our medium term goals, subject to a variety of factors, including, but not limited to, regulatory permitting, engineering design, financing, construction and operating agreements, are focused on the Brasil storage field and Terranova Energia pipeline.

         The pipelines proposed are (A) the Occidente Section comprised of: (1) a pipeline from the Brasil Storage field to Nuevo Progresso, proposed international pipeline crossing into the U.S., (2) a pipeline from Brasil storage to Station 19 up to Arguelles which is another proposed international pipeline crossing into U.S.; and (B) the Oriente Section from the offshore regasification station to Norte Puerto Mezquital proceeding to the Brazil storage field. The Occidente Section will include approximately 323 kilometers of pipeline and the Oriente Section will contain approximately 149 kilometers of pipeline. Our long term goal includes the construction of the offshore LNG regasification station.

         The proposed international pipeline crossings into South Texas are the Donna Station and Arguelles and VGP station. At the Donna station our potential interconnects into Texas are with TETCO, TGPL and Texas Gas Services. At the Arguelles and VGP station our potential interconnects are with HPL, Calpine and Kinder Morgan. The Terranova pipeline capacity is estimated at 1.2 BCFD (billion cubic feet per day).

         The Terranova pipelines have been designed for 30 and 36 inch diameter with bi-directional flow. The pipeline from the proposed LNG regasification terminal to the Brasil field is a 36 inch diameter pipeline and from the Brasil field to Monterey and international crossings are 30 inch diameter pipelines.

         We submitted the permits for the Terranova pipeline Occidente and Oriente sections to the CRE, the Mexican energy regulatory entity, on March 18, 2005 and they were accepted for full review on June 14, 2005.

         The proposed underground natural gas storage facility will be located in the depleted reservoir at the B1 Horizon-Brasil Field and include above ground facilities. Our design proposal for the use of this depleted reservoir as a storage facility was prepared by Netherland Sewell. Netherland Sewell, after geological and mechanical modeling, reported the reservoir at the B1 horizon as suitable for natural gas storage. The design capacity of the storage field contemplates incremental increases in capacity over three seasons. The first season capacity is 25 BCF (billion cubic feet), second season capacity is 40 BCF and third season onward is 50 BCF. The design proposes that natural gas be injected into the reservoir at 350 MMCFD(million cubic feet per day) at pressures from 2,400 psi up to 3,200 psi. Extraction flows of natural gas will be kept at 500 MMCFD to maintain structural integrity of the reservoir. The storage facility plans call for 22 injection and extraction wells. The above ground facilities will include compression stations.

         We submitted the storage permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005.

         The proposed Offshore LNG Regasification Station will be based on technology developed by the Norwegian company Remora Technology. It utilizes an unmanned floating station called a HiLoad. It has a peak capacity of 1.4 BCFD (billion cubic feet per day). This technology permits any LNG carrier vessel to connect and carry out regasification operations without any vessel modifications. It utilizes LNG vaporizers of the shell and tube type, with sea water as the heating medium. The LNG station will be located no less than 40 nautical miles from the coast at a depth of 450 feet. A support station with a power generation system and central control will be located on-shore. A buoy will support the mooring of the LNG carrier vessels. Electrical power cables, control umbilicals and pipelines will connect the HiLoad to the on-shore support station.

         There are significant challenges for the natural gas supply to the power generation industry in Northeastern Mexico. We believe the CFE has taken a proactive role in this region with a view to substantially improving the reliability, flexibility and pricing of the natural gas supply. Presently, there are three LNG regasification projects permitted in this region at Altamira, Rosarito and Manzanillo. Additionally, there new electrical generation plants and associated pipelines under construction. The CFE has forecasted natural gas demand growth in the region from 2004 through year 2013. The CFE forecasts gas demand will increase from 1.7 BCFD in 2004 to 4.2 BCFD in 2013. Natural gas storage facilities in northern Mexico will provide a reliable, flexible gas supplies while creating conditions for competitive natural gas pricing.

Forward Looking Statements:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" "propose" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

Results of Operations

REVENUES: The Company reported revenues of $1,216,626 for the nine months ended September 30, 2005 as compared with revenues from continuing operations of $1,332,560 for the nine months ended September 30, 2004. The revenue decrease occurred as a result of the conversion of the Reef Ventures, L.P. revenue stream from sale of natural gas to the collection of transportation fees only. Offsetting this decrease is the inclusion of sales of propane gas to the customers of Sonterra Energy Corporation, and this revenue source was not present in the revenue for the period ended September 30, 2004. Management expects that revenues from Reef Ventures, L.P. will increase substantially in the 2006 fiscal year due to anticipated increases in volumes of natural gas transported through the international pipeline crossing into Piedras Negras, Coahuila, MX.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $6,441,177 for the nine months ended September 30, 2004 to $5,732,696 for the nine months ended September 30, 2005.

COST OF SALES: Total Cost of Sales decreased from $1,299,518 for the nine months ended September 30, 2004 to $635,113 for the nine months ended September 30, 2005. This decrease resulted due to the change in operations of the Reef Ventures, L.P. pipeline from gas marketing to transportations fees as the operating model for this business segment. The entire cost of sales expense category now represents cost of propane and directly related expenses incurred by Sonterra Energy Corporation.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $18,416 for the nine months ended September 30, 2004 to $210,545 for the nine months ended September 30, 2005. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative nine months for 2004. Depreciation expense increased by $224,288 for the period ended September 30, 2005 versus the nine months ended September 30, 2004 due to additional depreciation related to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas. Interest expense increased by $354,532 during the nine months ended September 30, 2005 versus the nine months period ended September 30, 2004 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. and the issuance of convertible debt to entities associated with the Mercator Advisory Group, LLC, now known as MAG Capital, LLC.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses decreased by $815,025 during the nine months ended September 30, 2005 as compared with the period ended September 30, 2004. Consulting fees decreased by over $2,630,000 for the comparative periods but were partially offset by increases in employee and director compensation of $816,000, selling, general and administrative expenses from the new operations of Sonterra Energy Corporation in the amount of $463,000, increased travel and entertainment of $192,000, and increases in several other general and administrative cost categories aggregating approximately $344,000.

NET LOSS FROM OPERATIONS: Net loss from operations of ($5,108,617) for the nine months ended September 30, 2004 decreased to ($4,516,070) for the nine months ended September 30, 2005, a decrease in the amount of loss of $592,547. Included in the net loss from operations is $1,424,575 of expenses for employee stock bonuses, director fees, financing costs, public relations fees, and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: Direct capital expenditures during the nine months ended September 30, 2005 totaled $1,376,250. The capital expenditures were composed of increased office furniture, equipment and leasehold costs plus pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems. Total debt decreased from $12,306,107 at December 31, 2004 to $6,043,511 at September 30, 2005. The decrease in total debt is due primarily to conversion of debentures to common stock in the amount of $4,020,000 and the exercise of warrants which reduced an outstanding note payable in the amount of $2,512,500. Net loss for the nine months ended September 30, 2005 was ($4,313,628) a decrease in net loss of 15% from the net loss of ($5,091,877) for the nine months ended September 30, 2004. Basic and diluted net loss per common share decreased 40% to ($0.06). The net loss per share calculation for the nine months ended September 30, 2005 included an increase in actual and equivalent shares outstanding.

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

Item 3.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessell and Ahmed Karim. After adding the claim on the $300,000 promissory note to the third party claims of Sheerin against Tidelands in Cause No. 2002-C1-16421, Sheerin dismissed Cause Number 2002-C1-16421.

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

Matter No. 5:

On August 18, 2005, Tidelands settled the legal dispute with L.L. Capital Group, LLC. Tidelands and L.L. Capital Group agreed to cancel 285,000 shares of the 1,000,000 share consulting fee. L.L. Capital Group, LLC retained 715,000 shares.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2005, we issued 10,000 common shares to Jason Jones, a Sonterra Energy employee for services rendered valued at $3,075.00.

On July 1, 2005, we issued Robert Dowies, a company employee, 50,000 common shares associated with his employment agreement. The shares were valued at $15,375.

On July 1, 2005, we issued Michael Ward, our company President and CEO, 1,000,000 common shares associated with his employment contract. The shares were valued at $307,500.

We relied on Section 4(2) as the securities transaction exemption afforded by the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.     Other Information

During the third quarter the Mercator group of companies, converted the following debentures into common stock:

July 5 Conversion:

         o        Robinson  Reed  converted   $200,000  of  the  7%  Convertible
                  Debentures into common shares at $0.76 per share.

September 19 Conversions:

         o        Robinson  Reed   converted   $52,000  of  the  7%  Convertible
                  Debentures into 74,286 common shares at $0.70 per share.

         o Monarch Pointe Fund converted $196,000 of the 7% Convertible Debentures into 280,000 common shares at $0.70 per share.

         o Mercator Momentum Fund, LP converted $92,000 of the 7% Convertible Debentures into 131,429 common shares at $0.70 per share.

         o Mercator Momentum Fund III converted $60,000 of the 7% Convertible Debentures into 85,714 common shares at $0.70 per share.

September 29 Conversions:

         o        Robinson  Reed   converted   $90,000  of  the  7%  Convertible
                  Debentures into 126,761 common shares at $0.71 per share.

         o Monarch Pointe Fund converted $459,000 of the 7% Convertible Debentures into 646,479 common shares at $0.71 per share.

         o Mercator Momentum Fund, LP converted $207,000 of the 7% Convertible Debentures into 291,549 common shares at $0.71 per share.

         o Mercator Momentum Fund III converted $144,000 of the 7% Convertible Debentures into 202,817 common shares at $0.71 per share.

On November 2, 2005, the Mercator group of companies converted the balance of the outstanding 7% Convertible Debentures into common stock as follows:

         o        Robinson  Reed  converted   $158,000  of  the  7%  Convertible
                  Debentures into 207,895 common shares at the "Ceiling Price" of $0.76 per share.

         o Monarch Pointe Fund converted $473,100 of the 7% Convertible Debentures into 622,500 common shares at the "Ceiling Price" of $0.76 per share.

         o        Mercator  Momentum  Fund,  LP  converted  $214,000  of  the 7%
                  Convertible Debentures into 281,579 common shares at the "Ceiling Price" of $0.76 per share.

         o        Mercator  Momentum  Fund  III  converted  $134,900  of  the 7%
                  Convertible Debentures into 177,500 common shares at the "Ceiling Price" of $0.76 per share.

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

                                                       TIDELANDS OIL & GAS CORP.


Dated: November 14, 2005                           By:  /s/ Michael Ward
                                                       -------------------------
                                                       Michael Ward
                                                       Title: President, CEO



Dated: November 14, 2005                           By:  /s/ James B. Smith
                                                       -------------------------
                                                       James B. Smith
                                                       Title: CFO