Form 10KSB
period 2005-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-04-17
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005
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


                  1862 West Bitters Rd., San Antonio, TX 78248
                     (Address of principal executive office)

                                 (210) 764-8642
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [ ] No [X]

The issuer had operating revenues of $1,861,323 for the year ended December 31, 2005.

This report contains a total of __ pages. The Exhibit Index appears on page __.

As of March 31, 2005, there were 79,805,815 shares of the issuer's common stock outstanding.

The aggregate market value of the issuer's voting stock held by non-affiliates was $58,827,842 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board April 14, 2006. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2005, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-KSB

                                December 31, 2005



                                                                            Page


PART I

ITEM 1.  Business..........................................................    3
ITEM 2.  Properties........................................................    6
ITEM 3.  Legal Proceedings.................................................    7
ITEM 4.  Submission of Matters to vote of Security Holders.................    9

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters
           And Small Business Issuer Purchases of Equity Securities........   10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation.........   11
ITEM 7.  Financial Statements..............................................   27
ITEM 8.  Changes In and Disagreements with Accounting and
           Financial Disclosure............................................   27
ITEM 8A. Controls and Procedures...........................................   27
ITEM 8B. Other Information.................................................   28

PART III

ITEM 9.   Directors, Executive Officers, Promoters, and Control
            Persons: Compliance with Section 16(a) of the Exchange Act.....   28
ITEM 10.  Executive Compensation...........................................   29
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................   31
ITEM 12.  Certain Relationships and Related Transactions...................   34
ITEM 13.  Exhibits.........................................................   36
ITEM 14.  Principal Accounting Fees and Services...........................   38

SIGNATURES.................................................................   39
EXHIBIT INDEX..............................................................

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2005 Annual Report on Form 10-KSB, including the sections entitled "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking Statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our failure to implement our business plan within the time period we originally planned to accomplish; and

         o Other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business."

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

All references to "we," "our," "us" and the "Company" in this Annual Report on Form 10-KSB refer to Tidelands Oil & Gas Corporation and its subsidiaries.

ITEM 1.   BUSINESS.

Tidelands Oil & Gas Corporation (the "Company"), formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. The Company has ten subsidiaries which it directly and indirectly owns as follows: (1) Rio Bravo Energy LLC, (2) Arrecefe Management LLC, (3) Marea Associates, L.P. , (4) Terranova Energia, S.de R.L. de C.V., (5) Esperanza Energy LLC and (6) Sonterra Energy Corporation. We also own a 97% limited partnership interest in Reef Ventures, L.P.(7) Arrecefe Management LLC owns a 1% general partner interest in Reef Ventures, L.P. Rio Bravo Energy, LLC owns 100% of the member interest in Sonora Pipeline LLC. (8) Reef Ventures, L.P. owns 100% of the member interest in Reef International LLC(9) and Reef Marketing LLC(10).

The Company's products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the State of Texas.

Reef Ventures International Pipeline

The assets of this business consist of two different pipelines: (1) an 8 mile twelve inch diameter natural gas pipeline with metering and dehydration facilities and (2) a two mile segment of six inch diameter pipeline to be used in a future LPG project. The twelve inch pipeline connects and receives natural gas from a third party pipeline for transmission to the border between Texas and Coahuila, Mexico. The pipeline is buried underneath the Rio Grande River with its termination at the delivery point in Piedras Negras, Coahuila owned by CONAGAS (the local distribution company). Reef Ventures, L.P. derives its revenues from transportation fees charged to CONAGAS for delivery of natural gas. The LPG project will require the future construction of receiving terminal facilities in Texas, boring and installation of additional six inch diameter pipeline under the Rio Grande River and approximately one mile of additional pipeline in Mexico with an unloading terminal and storage facilities at its termination point.

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

We have completed the initial study of the Burgos facility and expect to receive permits to construct, own and operate the storage facility and the interconnecting pipelines from the Comision Reguladora de Energia (the Mexican regulatory branch of the Secretary of Energy). The capital budget for these two projects exceeds $700 Million Dollars and is expected to be funded through issuance of additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia,
S. de R.L. de C.V.

Rio Bravo Energy, LLC

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted lower volumes of casinghead gas were being delivered by Conoco, and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. During 2002 through the fourth quarter of 2005 management planned to reopen the plant when adequate volumes of gas from third party producers was obtained to make plant operations economically attractive. However, we have been unsuccessful in locating a locally available and adequate supply of high BTU natural gas and have elected to dispose of the gas plant assets. Accordingly, our financial statements reflect an impairment charge with respect to the carrying value of these assets. Rio Bravo Energy LLC continues to serve as the parent company for Sonora Pipeline LLC, as the one percent general partner of Marea Associates, L.P. and owns a less than one percent minority interest in Terranova Energia, S. de R.L. de C.V.

Sonora Pipeline, LLC

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. This pipeline network was acquired in conjunction with the Chittim Gas Processing Plant acquisition and, when operational, could generate revenue from transportation fees to be charged to third party gas producers shipping natural gas to the gas plant owned by Rio Bravo Energy LLC. As noted above, management has evaluated the carrying value of these assets and has recorded an impairment charge in our financial statements with respect to pipeline network in addition to the gas plant. These assets will also be sold at a later date. In connection with the Mexican storage and pipeline project mentioned above, Sonora Pipeline LLC is the applicant before the Federal Energy Regulatory Commission for two U.S. pipelines that will transport gas bidirectionally to/from the United States to Mexico at two different international crossing points along the Rio Grande River in South Texas. The Progreso pipeline segment will be approximately 8.7 miles long and will commence at the existing Alamo station and extend southward and parallel an existing FERC permitted pipeline route to the international crossing point near the City of Progreso, Hidalgo County, Texas. The Mission pipeline segment will be approximately 24.3 miles long and will commence at the existing HPL Valero Gilmore plant in south Texas and extend southward in parallel to existing pipelines to the international crossing point near the City of Mission, Hidalgo County, Texas. Both pipeline segments are expected to be 30 inches in diameter. Draft environmental reports are in the process of submittal and review and upon completion of these activities we expect to file applications for Certificates of Public Convenience and Necessity and seek Orders allowing the construction and operation of these U.S. pipeline segments of our Burgos Hub Storage and Pipeline project.


Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation subsidiary consist of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving the following residential subdivisions in the Austin, Texas area. The subdivisions include:

o        Arbolago*
o        Austin's Colony Phase II
o        Costa Bella
o        Hills of Lakeway
o        Jacarandas
o        Lake Pointe
o        La Ventana
o        Lakewinds Estates
o        Northshore on Lake Travis Phase I
o        Riverbend
o        Rob Roy Rim
o        Senna Hills
o        Sterling Acres
o        The Point
o        The Preserve at Barton Creek

These subdivisions contain approximately 1,700 lots. At December 31, 2005, 1,067 of these lots are metered for use. There are approximately 633 unmetered future lots within the above subdivisions where propane service can be connected. As new homes are constructed on these lots our customer base will grow. An additional component of future growth will come from the establishment of propane distribution systems in other developments such as the recent agreement between Sonterra and Cordillera Ranch Development Corp. in which Sonterra is currently installing a tank site and gas mains to supply approximately 200 homes in Units 201-204 of that subdivision. Future phases of lot development at Cordillera Ranch will result in propane service being extended to approximately 300 more homes. Sonterra is in active negotiations for the installation of propane distribution systems with other developers of residential lots in the Texas Hill Country area between San Antonio and Austin, Texas

Sonterra is the exclusive seller of propane in these subdivisions and is not considered a regulated utility. The Texas Railroad Commission regulates all aspects of the production, transportation and processing of petroleum products, including propane, in the State of Texas. Sonterra purchases propane products from a number of distributors in Austin, Texas.



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

Sonterra Energy Corporation Propane Distribution

Our propane distribution business is not subject to competition within the residential subdivisions served because we are the sole propane supplier. The residential subdivisions are subject to a propane supply covenant granting us the exclusive supply of propane for each subdivision. In the future, we will compete in the bidding process for new propane distribution systems as new residential subdivisions are developed. We may also be able to acquire additional existing propane distribution systems from competitors.

Employees

Tidelands has ten full time employees including our corporate officers. Our Sonterra Energy subsidiary, which operates the Austin propane gas distribution company, has eleven full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

Reef Ventures, L.P. owns and operates the international natural gas pipeline and related facilities located in Maverick County, Texas and Coahuila, Mexico. Tidelands owns a 97% limited partnership interest and a 1% general partner interest (thru Arrecefe Management LLC) in this entity. We acquired these interests from Impact International, LLC. Impact financed our purchase of this system and we owe Impact $ 4,496,768.

Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick, County, Texas. The plant is currently shut down. The gas plant has the capability to fractionate natural gas into commercial grade propane and butane. In the near future, we expect to sell these assets.

Sonora Pipeline, LLC owns the Sonora Pipeline network consisting of approximately 80 miles of pipeline. No significant encumbrances exist with respect to the assets of this company. The pipeline is currently inactive and could be used to transport natural gas from third party producers to supply feedstock for the Chittim Gas Processing Plant owned by Rio Bravo Energy LLC. In the near future, we expect to sell these assets. Sonora Pipeline LLC also plans to construct, own and operate approximately 33 miles of thirty inch diameter natural gas pipelines in Hidalgo County, Texas which will interconnect at the U.S.-Mexico border with the pipeline and storage assets to be constructed, owned and operated by Terranova Energia, S. de R.L. de C.V, another subsidiary of Tidelands Oil & Gas Corporation.

Sonterra Energy Corporation operates a propane distribution systems providing propane to 15 residential subdivisions in Austin, Texas. The propane distribution system is comprised of approximately 25 miles of gas main pipe, 75,000 feet of yard lines, 850 meters and storage tanks with a combined capacity of 156,000 gallons of LPG. Sonterra is currently constructing a propane distribution system for approximately 200 residential units in Cordillera Ranch, a rural subdivision located in Kendall County, Texas.

We lease our San Antonio executive office. We entered into this office lease on August 1, 2003. The term expired November 30, 2005. We held over our tenancy in the building under the month to month clause and renewed this lease on February 1, 2006 for a term until December 31, 2007. Our monthly lease payment is $3,400. Our rent expense for 2005 was $40,800. Sonterra Energy Corporation entered into a sublease agreement for its offices in an adjacent building for $2,500 per month until its renewal in October 2005 at which time the rent increased to $3,000 per month through March 31, 2006. However, on February 1, 2006, Sonterra Energy Corporation entered into a direct lease with the building owner at a rent of $3,300 per month for a term ending December 31, 2007. Sonterra's rent expense for this office for 2005 was $31,500.

ITEM 3.   LEGAL PROCEEDINGS

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

Tidelands won a partial summary judgment against Sheerin as to all of her tort claims pled against Tidelands, save and except only her claim for conversion of 500,000 shares of Tidelands stock.

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

Tidelands has won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to Northern's Fifth Amended Petition, its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness, to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands stock, of which 500,000 was to be free trading shares. ZG claims that Tidelands breached this agreement by failing to satisfy the Northern indebtedness, failing to defend and indemnify it from such debt, failing to pay off the $300,000 note, failing to issue the free trading shares in Tidelands, and by placing a stop transfer order on the restricted stock that was issued by Tidelands. ZG seeks specific performance of the agreement, recovery of an unspecified amount of damages, and its attorney's fees.

Much of the discovery has been completed at this time. Based on investigation, and discovery to date, Tidelands appears to have a number of potential defenses to the claims of Sheerin and Northern. Tideland's intends to aggressively defend these lawsuits. The complexity of the issues in this case and the inherent uncertainties in litigation of this kind prevent a more definitive evaluation of the extent of Tidelands' liability exposure.

Matter No. 2:

         On May 4, 2005, HBH Development Company, LLC initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 98th Judicial District, Cause No. GN 501626 HBH Development Co., LLC vs. Sonterra Energy Corp. This action involves the developer of the Austin's Colony Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with HBH concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. HBH is claiming that Sonterra has failed or refused to pay HBH rent and easement use fees under the terms of the letter agreement. HBH alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. HBH seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, cancellation of the contract and rights associated with the propane distribution system, issue to HBH a writ of possession for the property, and for attorneys fees. HBH has amended its complaint adding claims for mutual mistake and reformation as to the letter agreement and a developer's bonus under terms of the letter agreement.

         Sonterra is defending the legal action. It believes that under the terms of the letter agreement between HBH Development Company and Southern Union Company, that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

Matter No. 3:

         On May 4, 2005, Senna Hills, Ltd. initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 53rd Judicial District Cause No. GN 501625 Senna Hills, Ltd. vs Sonterra Energy Corp. This action involves the developer of the Senna Hills Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with Senna Hills concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. Senna Hills is claiming that Sonterra has failed or refused to pay Senna Hills rent and easement use fees under the terms of the letter agreement. Senna Hills alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. Senna Hills seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, and cancellation of the contract and rights associated with the propane distribution system, issue to Senna Hills a writ of possession for the property, and attorneys fees.

         Senna  Hills  sold   certain   undeveloped   sections  of  Senna  Hills
Subdivision to a new owner. Sonterra believes that it has the right to expand its distribution system into such undeveloped sections of the subdivision. Sonterra plans to expand the distribution system into these sections under an agreement with the new owner. Senna Hills has stated that although it is not presently objecting to Sonterra's expansion of the system at this time, it is reserving its claim that Sonterra does not have the right to do so and that it intends to ask the court to cancel Sonterra's right to use and possession of the propane distribution system, including the system in the new sections of the subdivision. Senna Hills has amended its complaint adding claims for mutual mistake and reformation as to the letter agreement and a developer's bonus under terms of the letter agreement.

         Sonterra is defending the legal action. It believes that under the terms of the letter agreement between Senna Hills and Southern Union Company, that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

Matter No. 4:

         On April 7, 2005, Goodson Builders, Ltd. named Sonterra Energy Corporation in a legal action titled, Goodson Builders, Ltd, Plaintiff vs. Jim Blackwell and BNC Engineering, LLC, Defendants. The legal action is in the District Court of Travis County, Texas 345th Judicial District. This legal action arises from a claim that an underground propane storage tank and underground distribution lines is situated on the Plaintiff's lot in the Hills of Lakeway subdivision, Travis County, Texas. Plaintiff alleges that there is no recorded easement setting forth the rights and obligations of the parties for use of the propane tank and lines. However, there is reference to a "suburban propane easement" on the plat document. Plaintiff alleges that the property is being used without permission and the use constitutes an on-going trespass. Plaintiff asks the court to determine that his lot is not subject to a "suburban propane easement", declare the propane equipment the property of plaintiff, enjoin Sonterra from use of Plaintiff's land, and award damages. The Plaintiff seeks damages of $165,000 based on a market rental rate he claims to be $5,000 per month, $50,000 damages for depreciation of the value of the lot, an unspecified amount of exemplary damages, and attorneys' fees. Sonterra is defending the claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2005 and 2004. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Table 1.

Bid Information

Fiscal Quarter Ended
                                  High         Low

December 31, 2005                 1.01         0.76
September 30, 2005                1.39         0.80
June 30, 2005                     1.77         0.95
March 31, 2005                    2.59         1.74

December 31, 2004                 1.36         0.60
September 30, 2004                2.18         0.73
June 30, 2004                     3.18         1.70
March 31, 2004                    4.45         1.72

On December 31, 2005, the closing bid and closing ask prices for shares of our common stock in the over-the-counter market, as reported by NASD OTC BB were $0.87 and $0.88 per share, respectively.

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

As of December 31, 2005, we had an aggregate of 86 stockholders of record as reported by our transfer agent, Signature Stock Transfer Co., Inc. Certain shares are held in the "street" names of securities broker dealers and we estimate the number of stockholders which may be represented by such securities broker dealer accounts may exceed 5,000.

Dividends and Dividend Policy

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2005, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.


We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

---------------------------- ------------------------ --------------------- -----------------------
Plan Category                Number of Securities to  Weighted-average      Number of Securities
                             be issued upon exercise  Exercise price of     remaining available for
                             of outstanding options,  outstanding options,  future issuance under
                             warrants and rights      warrants, and rights  equity compensation
                                                                            plans (excluding
                                                                            securities reflected in
                                                                            column (a)

                                        (a)                   (b)                      (c)
---------------------------- ------------------------ --------------------- -----------------------
Equity Compensation
Plans approved by security
holders                                None                   None                     None
---------------------------- ------------------------ --------------------- -----------------------
Equity Compensation
Plans not approved by        5,000,000 (1)             $ 0.287                          -0-
security holders             5,000,000 (2)             $ 0.87                        4,350,122
---------------------------- ------------------------ --------------------- -----------------------
Total                        10,000,000                                              4,350,122
---------------------------- ------------------------ --------------------- -----------------------

(1) On May 27, 2003, the Company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. We granted 210,122 shares from this plan during 2005, 200,000 for legal services, 10,000 shares to Robert Dowies under the terms of his Employment Agreement and 122 shares to James Smith as a part of his 150,000 share employee bonus. The balance of this bonus was issued from the Plan outlined in footnote 2 below.

(2) On November 2, 2004, the company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2005, we granted 148,878 shares to James Smith the balance of his 150,000 share employee bonus.


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

With respect to our pipeline system owned by Reef Ventures, L.P., management is has evaluated an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. We currently expect that Reef Ventures, L.P. will not be participating in the construction of additional pipeline in Mexico to reach these new markets. The required pipeline will be constructed by end users or an intermediate purchaser of the natural gas. Reef Ventures, L.P. will simply continue to transport the additional volumes of natural gas required for these markets through its existing facilities which will be interconnected in Mexico to the new pipeline that is required to reach these potential markets. Management believes the timeline for the initiation of construction for such pipeline project in Mexico is likely to be a 2007 event. The increased volume for the Reef Ventures pipeline from such an event would approximate 2-3 times the entire baseload of demand for natural gas currently taken by the local distribution company, CONAGAS.The expected end users would be a brewery and bottling operation. While these entities have begun feasibility studies for the construction and operation of their businesses, no final decision has been made concerning the building of these facilities. There is a risk that the facilities will never be built because other sites in Mexico are deemed to be more advantageous for the location of these facilities. In that event, the expected growth in volumes for the Reef Ventures pipeline will not materialize. In addition to these potential developments, management believes that increasing volumes of natural gas can be transported in its existing facilities. In 2005, which was the final year of a two year contractual nomination scheme, the Reef Ventures pipeline was carrying only half the actual baseload volume (and none of the swing volume) being transported to CONAGAS in Piedras Negras. We believe that if given adequate supplies, the Reef Ventures pipeline can transport all the current base load and the swing requirements of CONAGAS which would result in a doubling of volumes and revenues for the pipeline. Negotiations are currently underway to achieve that objective. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila has been re-evaluated in light of new supply sources emerging in Texas and Mexico and the subsidy scheme for LPG and natural gas currently in use in Mexico. It appears that the project will need to be developed as a transportation fee business model instead of a merchant facility where LPG is purchased in Texas and re-sold in a direct contract with the propane importation arm of PEMEX. This determination was made in order to reduce the risk of any future cost incurred on the LPG project. Management will continue to seek a transportation contract which would support development and operation of this project.

Sonterra Energy Corporation, a wholly owned subsidiary of Tidelands entered into the residential propane distribution business on November 1, 2004 with its acquisition of 850 existing customers located in 15 subdivisions in the vicinity of Austin, Texas. At December 31, 2005, Sonterra had increased its number of meter hookups to 1,067 and is expecting a 15% rate of increase in the number of new meter hookups in 2006. Sonterra's existing and future market area includes several central Texas locations that do not have access to natural gas as a fuel for home heating and appliance usage. Current expansion of over 600 lots within the existing subdivisions is possible. Sonterra has also entered into a new agreements with the developers of Cordillera Ranch and Northshore at Lake Travis to expand the serviced lots by an additional 1,500 units over time. Active negotiations with developers in our trade area will likely result in additional lots becoming available for installation of residential propane delivery in the nearby central Texas vicinity. Revenue growth from propane sold was $250,000 higher than projected primarily due to unit growth as opposed to price increases applied to product sold. The principal risk in the growth picture for this business unit comes from a slowing in the absorption rate for developed lots due to the interest rate cycle. This in turn would slow the rate of meter hookups in the subdivisions served.


Sonora Pipeline LLC will own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Mexican pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings in Hidalgo County, Texas. Management will be filing with the Federal Energy Regulatory Commission for permission to operate these new pipelines and for the granting of presidential permits for the international crossings near Mission and Progreso, Texas for delivery of natural gas into the state of Tamaulipas and the pipelines owned by our Mexican subsidiary, Terranova Energia S. de R.L. de C.V.

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

         The Terranova Energia project was developed to serve the need to of CFE, the Mexican federal electricity commission, to manage swing and seasonal spread in its procurement and dispatch of natural gas to its combined cycle power plants in Northern Mexico. The region's forecasted growth will require additional natural gas for power generation in the region. The same need to manage swing and seasonal spread is present for the industrial users of natural gas in Northern Mexico, in particular, the industrial users located in the Monterrey, Nuevo Leon area.

         Our project area is called the Burgos Hub and Storage Project. Our medium term goals, subject to a variety of factors, including, but not limited to, regulatory permitting, engineering design, financing, construction and operating agreements, are focused on the Brasil storage field and Terranova Occidente pipeline.

         The pipelines proposed are (A) the Occidente Section comprised of: (1) a pipeline from the Brasil Storage field to Nuevo Progresso, proposed international pipeline crossing into the U.S., (2) a pipeline from Brasil storage to Station 19 up to Arguelles which is another proposed international pipeline crossing into U.S. and (3) a pipeline from Pemex's Station 19 south of Reynosa which will extend southward to the Monterey Nuevo Leon area; and (B) the Oriente Section from the offshore regasification station to Norte Puerto Mezquital proceeding to the Brazil storage field. The Occidente Section will include approximately 323 kilometers of pipeline and the Oriente Section will contain approximately 149 kilometers of pipeline. Our long term goal includes the construction of the offshore LNG regasification station.

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

         We submitted the permit application for the Terranova pipeline Occidente section to the CRE, the Mexican energy regulatory entity, on March 18, 2005 and they were accepted for full review on June 14, 2005. Management understands that the average time for processing and receiving pipeline permits is 15 months, accordingly, a decision concerning this permit application is expected from the Comision Reguladora de Energia (CRE) in the second quarter of 2006.

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

         We submitted the storage permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by CRE. As a result, management has no reliable estimate concerning when this permit application will be presented for decision by staff to the CRE Commissioners.

         The proposed Offshore LNG Regasification Station will be based on technology developed by the Norwegian company TORP Technology. It utilizes an unmanned floating station called a HiLoad. It has a peak capacity of 1.4 BCFD (billion cubic feet per day). This technology permits any LNG carrier vessel to connect and carry out regasification operations without any vessel modifications. It utilizes LNG vaporizers of the shell and tube type, with sea water as the heating medium. The LNG station will be located no less than 40 nautical miles from the coast at a depth of 450 feet. A support station with a power generation system and central control will be located on-shore. A buoy will support the mooring of the LNG carrier vessels. Electrical power cables, control umbilicals and pipelines will connect the HiLoad to the on-shore support station.

         There are significant challenges for the natural gas supply to the power generation industry in Northeastern Mexico. We believe the CFE has taken a proactive role in this region with a view to substantially improving the reliability, flexibility and pricing of the natural gas supply. Presently, there are three LNG regasification projects permitted or under construction in Mexico at Altamira, Rosarito and Manzanillo. Additionally, there new electrical generation plants and associated pipelines under construction. The CFE has forecasted natural gas demand growth in the region from 2004 through year 2013. The CFE forecasts gas demand will increase from 1.7 BCFD in 2004 to 4.2 BCFD in 2013. Natural gas storage facilities in northern Mexico will provide a reliable, flexible gas supplies while creating conditions for competitive natural gas pricing.

With the assistance of our financial advisory firm , we have determined that financing of the project should be possible under a commercial structure acceptable to debt providers that would involve long-term capacity reservation agreements with creditworthy counterparties for each constituent element of the project. Another essential factor that is critcal for the project's ability to raise debt financing is the ability of Terranova to attract equity capital from strategic and/or financial investors in the amounts which are likely to be required by debt providers. Our financial advisory firm has assisted us in making presentations of the project to the potential strategic and financial equity investors. We have received positive feedback from several such parties. On this basis, we could conclude that the project, in its currently envisioned configuration, could attract considerable equity capital from the potential investors. Investor appetite will depend on our ability to obtain an acceptable commercial structure, relevant permits and other regulatory approvals and the fulfillment of other conditions standard for non-recourse project financing.

We have undertaken a risk analysis of the project and have identified the following project specific risks:

         Construction Risks:
                  -        Delays in completion within the budget
                  - Failure of the EPC contractor to meet the required contractual performance levels

         Operating Risks:
                  -        Project   performing   below   expected   levels   of
                           efficiency
                  - Increased operating costs due to insufficiency of technology
                  - Delays due to inclement weather, breakdown or failure of equipment and third party risks

         Market risks:
                  -        Cushion gas price exposure

         Regulatory risks:
                  -        Inability  of  Terranova  to  obtain  the   necessary
                           permits and/or rights of way
                  - Changes in the regulatory conditions and requirements may directly affect the profitability of the project

         Environmental risks:
                  - The construction and operation of the project may result in adverse environmental or social impact, which could delay completion of the construction, curtail operation and result in payments of fines or remediation.

         Inflation risks:

                  - Increased operating costs adversely affecting the project's earnings

         Financial risks:
                  -        Interest rate risk
                  -        Foreign exchange risk

         Political risks:
                  - The risks of expropriation, nationalization, inability to obtain foreign exchange and transfer it outside of the project country. (Also see "Sovreign Risk" section in Risk Factors)

While the above risks are typically dealt with through contractual mechanisms in project finance and other documents, no assurance can be had that these risks will be successfully mitigated.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $1,861,323 for the twelve months ended December 31, 2005 as compared with revenues from continuing operations of $1,883,838 for the twelve months ended December 31, 2004. The primary differences in year to year results occurred from the conversion of Reef Ventures, L.P. income from gas sales to transportation fees. In the year ended December 31, 2005, Reef Ventures sold no natural gas ($0) compared to $1,323,459 of gas sales for the twelve months ended December 31, 2004. However, Reef Ventures, L.P. increased transportation fees to $231,077 for the twelve months ended December 31, 2005 compared to transportation fees of $76,767 for the twelve months ended December 31, 2004, an increase of $154,310. In addition, the mix of revenues earned by Sonterra Energy Corporation showed a significant change in terms of propane gas sales due to the reporting of a full year of operations in 2005 versus three months for the 2004 year. Propane sales for Sonterra Energy Corporation for the twelve months ended December 31, 2005 were $1,494,679 compared to sales of $400,637 for the twelve months ended December 31, 2004, an increase of $1,094,042. Construction service revenues for Sonterra Energy Corporation increased to $135,567 for the twelve months ended December 31, 2005 compared to $82,975 for the twelve months ended December 31, 2004, an increase of $52,592.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $31,626,135 for the twelve months ended December 31, 2004 (as restated) to $15,171,916 for the twelve months ended December 31, 2005. The most significant decreases occurred in Beneficial Conversion Feature Interest, Sales, General and Administrative and Impairment Losses. Each of the decreases in these categories of expenses resulted primarily from results related to the matters discussed in Footnotes 1 and 2 of the financial statements for the year ended December 31, 2005 and as described in the related sections below.

COST OF SALES: Total Cost of Sales decreased from $1,508,891 for the twelve months ended December 31, 2004 to $1,003,386 for the twelve months ended
December 31, 2004. Due to the conversion of Reef Ventures, L.P. to a transportation arrangement for its business versus the purchase and sale of natural gas, its cost of sales decreased from $1,299,518 for the twelve months ended December 31, 2004 to zero ($0) for the twelve months ended December 31, 2005. Cost of sales for Sonterra Energy Corporation rose from $209,373 for the twelve months ended December 31, 2004 to $1,003,386 for the twelve months ended December 31, 2005, an increase of $794,013. As stated in the Revenue discussion above, this increase was primarily the result of twelve months of operations reported in 2005 versus only three months of operations reported in 2004.

OPERATING EXPENSES: Operating expenses from continuing operations which are expenses related to the operation of Company assets in an active business segment increased from $99,665 for the twelve months ended December 31, 2004 to $202,766 for the twelve months ended December 31, 2005 which is a total increase of $103,101. This increase was primarily from the operating expenses incurred by Sonterra Energy Corporation. Depreciation expense increased from $244,889 for the the twelve months ended December 31, 2004 to $485,481 for the twelve months ended December 31, 2005 due to a full year of depreciation being incurred in the 2005 year versus seven months of depreciation expense in 2004 on the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas.

INTEREST EXPENSE: Interest expense increased from $300,566 during the twelve months ended December 31, 2004 to $611,363 primarily due to twelve months of carrying cost in 2005 for the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. versus seven months of interest cost reported in the 2004 acquisition year for these assets. As described in Footnote 2, the Company has restated its December 31, 2004 financial statements and all subsequent quarterly financial statements to account for the cost of the embedded beneficial conversion feature inherent in the convertible notes issued to the MAG Capital, LLC investors on November 18, 2004. This beneficial conversion feature represents the difference between the conversion price for the debentures and the fair market value of the common stock at the commitment date and subsequent quarterly measurement dates. This discount was charged to interest expense because the conversion feature is at the option of the holder and can be exercised at any time. The Company has accordingly recognized interest expense in its restated December 31, 2004 financial statements in the amount of $3,092,105 and ($756,329) for the twelve months ended December 31, 2005. The negative figure for 2005 interest expense recognizes the fluctuation in the market price of the common stock into which the notes are converted at the quarterly measurement dates. The interest cost associated with the issuance and conversion of these debentures due to this beneficial conversion feature is limited to the relevant 2004 and 2005 years due to the completed conversion of all the debentures into common stock in the fourth quarter of 2005.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General and Administrative expense for the restated twelve months ended December 31, 2004 was $11,022,019. This amount includes restated amounts for stock issued for services and finance costs associated with the valuation of stock issued as part of the Impact International LLC acquisition in 2004. Sales, General & Administrative expenses for the twelve months ended December 31, 2005 was $8,033,249 which is a decrease of $2,988,770 as compared to the twelve months ended December 31, 2004. During 2005, the Company recognized significant decreases in consulting fees and finance costs which were offset by increased employee expenses, board of director compensation, and overhead from full year operations of Sonterra Energy Corporation in 2005.

IMPAIRMENT LOSSES: As described in Footnote 1, the Company has recognized impairment of goodwill recorded in connection with the Impact International LLC acquisition in the amount of $5,200,000 and the impairment of the carrying value of the Chittim gas plant owned by Rio Bravo Energy LLC and the gas pipeline system connecting to the Chittim gas plant owned by Sonora Pipeline LLC in the amount of $392,000 for the twelve months ended December 31, 2005.

GAIN ON REDUCTION OF WARRANT LIABILITY: As part of the Impact International LLC acquisition in the year ended December 31, 2004, the Company issued warrants at a conversion price less than the fair market value of the common stock issueable upon the exercise of those warrants. Accordingly, the Company has restated its December 31, 2004 financial statements to recognize both the additional goodwill and the related warrant liability associated with that acquisition. An evaluation of the difference between the price of the common stock and the warrant exercise price on a quarterly basis was performed resulting in the Gain on Reduction of Warrant Liability amounts shown in the restated December 31, 2004 financial statements ($15,390,000) and the amount shown in the December 31, 2005 financial statements ($5,168,000). The warrants originally issued in connection with this acquisition have been exercised and all common stock related to their exercise has been issued as of the end of the year December 31, 2005.

NET LOSS FROM OPERATIONS: Net loss of ($14,302,037) for the twelve months ended December 31, 2004 decreased to ($7,662,904) for the twelve months ended December 31, 2005, a decrease in the amount of loss of $6,639,133. Included in the net loss from operations is $4,022,525 of expenses for financing costs, investor relations fees, legal fees, director fees and employee compensation paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: Direct capital expenditures during the twelve months ended December 31, 2005 totaled $2,040,386 as compared with $8,727,010 for the twelve months ended December 31, 2004. The increased capital expenditures were composed of increased office furniture, equipment and leasehold costs ($128,271), higher pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico ($1,529,982), machinery, equipment, trucks, autos and trailers for Sonterra Energy Corporation ($83,078), and storage tanks and main lines for propane distribution ($299,055). Total debt decreased from $17,474,107 at December 31, 2004 (as restated) to $5,722,322 at December 31, 2005. The decrease in total debt is primarily due to:
(1) reduction in the acquisition indebtedness created in the acquisition of the Reef Ventures, L.P. partnership interests from Coahuila Pipeline LLC and Impact International LLC and (2) the conversion of Convertible Debentures held by the MAG Capital, LLC, formerly Mercator Advisory Group, LLC, funds, both which events are described in Note 6 and Note 8 of the Consolidated Financial Statements for the period ended December 31, 2005. Total debt as of December 31, 2005 and December 31, 2004 expressed as a percentage of the sum of total debt and shareholders' equity was 42.45% and 77.93% respectively.

Net loss for the twelve months ended December 31, 2005 was ($7,662,904) a decrease in net loss of 46% from the net loss of ($14,302,037) for the twelve months ended December 31, 2004 (as restated). Diluted net loss per common share decreased 59% to ($0.11). The net loss per share calculation for the twelve months ended December 31, 2004 included an increase in actual and equivalent shares outstanding.

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

RISK FACTORS
------------

In addition to the other information presented in this report, the following should be considered carefully in evaluating our business or purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. This report contains various forward looking statements that involve risk and uncertainties. Our actual results may differ materially from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this report.

OPERATING LOSSES

We have had significant losses ever since starting business and we expect to continue losing money for some time. To date, we have incurred significant losses. For the year ended December 31, 2005, we lost $7,662,904 and for the year ended December 31, 2004, we lost $14,302,037. These losses were caused primarily by:

         o Financing costs in connection with acquisitions made in prior years and the issuance of convertible debentures;
         o Limited volumes of gas transported through the international pipeline crossing;
         o Pre-development and operating expenses associated with the development of additional pipeline and storage projects in Mexico;
         o Idle assets not producing revenue, such as the gas plant and associated pipeline.

LIMITED OPERATING HISTORY.

We have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success of our company must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. The failure of the Company to meet any of these conditions would have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

WE DEPEND HEAVILY ON THE CONTINUED SERVICE OF OUR CHIEF EXECUTIVE OFFICER.

We place substantial reliance upon the efforts and abilities of Michael Ward, our chief executive officer. The loss of Mr. Ward's services could have a serious adverse effect on our business, operations, revenues or prospects. We maintain key man insurance on his life in the amount of One Million Dollars.

RELIANCE ON MANAGEMENT.

All decisions with respect to the management of our Company will be made by our Company's directors and officers. Accordingly, no person should purchase any shares offered by this Prospectus unless the subscriber is willing to entrust all aspects of management to the Directors and Officers of our Company. The loss of their services could have a material adverse effect on our Company's business and prospects.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange. Trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ. You may have difficulty reselling any of the shares that you purchase from the selling shareholders.

THERE HAS BEEN AN VOLATILE PUBLIC MARKET FOR OUR COMMON STOCK AND THE PRICE OF OUR STOCK MAY BE SUBJECT TO FLUCTUATIONS.

We cannot assure you that a liquid transparent trading market for our common stock will develop or be sustained. You may not be able to resell your shares at or above the initial offering price. The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to factors such as the following, most of which are beyond our control:

         o operating results that vary from the expectations of securities analysts and investors;
         o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
         o the operations, regulatory, market and other risks discussed in this section;
         o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o announcements by third parties of significant claims or proceedings against us; and
         o        future sales of our common stock.

In addition, the market for our stock has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION.

Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. The Securities Enforcement and Penny Stock Reform Act of 1990 (the "Reform Act") also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. These regulations also impose various sales practice requirements on broker-dealers. The regulations that apply to penny stocks may severely affect the market liquidity for our securities and that could limit your ability to sell your securities in the secondary market.

RISKS RELATING TO LOW-PRICE STOCKS.

Because our stock is quoted on the NASD OTC Electronic Bulletin Board and subject to the Penny Stock Regulations, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our Company's securities. The regulations governing low-priced or penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of the purchasers of this Offering to sell their securities in the secondary market.

WE MAY NOT HAVE ENOUGH FUNDING TO COMPLETE OUR BUSINESS PLAN.

We will need additional financing to fully implement our business plan. We cannot give any assurance that this additional financing could be obtained of attractive terms or at all. In addition, our ability to raise additional funds through a private placement may be restricted by SEC rules which limit a company's ability to sell securities similar to those being sold in a registered offering before the time that offering is completed or otherwise terminated. Additionally, we may not have a sufficient quantity of common stock capital if all of the warrants are exercised and debentures converted. We would have to amend our articles of incorporation and increase our authorized common stock capital. Lack of funding could force us to curtail substantially or cease our operations.

FUTURE CAPITAL NEEDS COULD RESULT IN DILUTION TO INVESTORS; ADDITIONAL FINANCING COULD BE UNAVAILABLE OR HAVE UNFAVORABLE TERMS.

Our Company's future capital requirements will depend on many factors, including cash flow from operations, progress in its gas operations, competing market developments, and the Company's ability to market its proposed products successfully. Although the Company currently has specific plans and arrangements for financing its working capital is presently insufficient to fund the Company's activities. It may be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations. The Company anticipates that its existing capital resources, together with the net proceeds of this Offering, will be adequate to satisfy its operating expenses and capital requirements for at least 6 months after the date of this Prospectus. However, such estimates may prove to be inaccurate.

SUBSTANTIAL CAPITAL REQUIREMENTS

We may make substantial capital expenditures for the development, acquisition and production of natural gas pipeline, processing systems and, or storage facilities. We believe that the Company will have sufficient cash provided by operating activities and equity financing to fund planned capital expenditures in the near future. If revenues or the Company's equity financing decrease as a result of lower natural gas prices, operating difficulties, the Company may have limited ability to expend the capital necessary to undertake or complete proposed plans and opportunities. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

WE CAN GIVE NO ASSURANCE REGARDING THE AMOUNTS OF CASH THAT WE WILL GENERATE.

The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:

o        the demand for natural gas;
o        profitability of operations;
o        required principal and interest payments on any debt we may incur;
o        the cost of acquisitions;
o        our issuance of equity securities;
o        fluctuations in working capital;
o        capital expenditures;
o        continued development of gas transportation network systems;
o        prevailing economic conditions;
o        government regulations.


WE DO NOT EXPECT TO PAY DIVIDENDS FOR SOME TIME, IF AT ALL.

No cash dividends have been paid on the Common Stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

COMPETITION

Our Company will be competing with other established businesses that market similar products. Many of these companies have greater capital, marketing and other resources than we do. There can be no assurance that these or other companies will not develop new or enhanced products that have greater market acceptance than any that may be marketed by the Company. There can be no assurance that our Company will successfully differentiate itself from its competitors or that the market will consider our products to be superior or to or more appealing than those of our competitors. Market entry by any significant competitor may have an adverse effect on our sales and profitability. See "Competition."

WE OPERATE IN HIGHLY COMPETITIVE MARKETS IN COMPETITION WITH A NUMBER OF DIFFERENT COMPANIES.

We face strong competition in our geographic areas of operations. Our competitors include major integrated oil companies, interstate and intrastate pipelines. We compete with integrated companies that have greater access to raw natural gas supply and are less susceptible to fluctuations in price or volume, and some of our competitors that have greater financial resources may have an advantage in competing for acquisitions or other new business opportunities.

GROWING OUR BUSINESS BY CONSTRUCTING NEW PIPELINES AND PROCESSING FACILITIES SUBJECTS US TO CONSTRUCTION RISKS AND RISKS THAT RAW NATURAL GAS SUPPLIES WILL NOT BE AVAILABLE UPON COMPLETION OF THE FACILITIES.

One of the ways we intend to grow our business is through the construction of additions to our existing gathering systems, modification of our existing gas processing plant and construction of new processing facilities. The construction of gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our expectations. Generally, we may have only limited raw natural gas supplies committed to these facilities prior to their construction. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities may not be able to attract enough raw natural gas to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

A SIGNIFICANT COMPONENT OF OUR GROWTH STRATEGY WILL BE ACQUISITIONS AND WE MAY NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS SUCCESSFULLY.

Our business strategy will emphasize growth through strategic acquisitions, but we cannot assure you that we will be able to identify attractive or willing acquisition candidates or that we will be able to acquire these candidates on economically acceptable terms. Competition for acquisition opportunities in our industry exists and may increase. Any increase in the level of competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

Our strategy of acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and possible regulatory approvals. Our ability to pursue our growth strategy may be hindered if we are not able to obtain financing or regulatory approvals, including those under federal and state antitrust laws. Our ability to grow through acquisitions and manage such growth will require us to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to manage the integration of acquisitions effectively could have a material adverse effect on our financial condition, results of operations and business. Pursuit of our acquisition strategy may cause our financial position and results of operations to fluctuate significantly from period to period.

IF WE ARE UNABLE TO MAKE ACQUISITIONS ON ECONOMICALLY AND OPERATIONALLY ACCEPTABLE TERMS, OUR FUTURE FINANCIAL PERFORMANCE MAY BE LIMITED.

There can be no assurance that:

         o        we will  identify  attractive  acquisition  candidates  in the future;
         o        we will be able to acquire assets on  economically  acceptable terms;
         o any acquisitions will not be dilutive to earnings and operating surplus; or
         o any debt incurred to finance an acquisition will not affect our ability to make distributions to you.

If we are unable to make acquisitions on economically and operationally acceptable terms, our future financial performance will be limited to the performance of our present gas gathering network.

Our acquisition strategy involves many risks, including:

         o difficulties inherent in the integration of operations and systems;
         o the diversion of management's attention from other business concerns; and
         o        the potential loss of key employees of acquired businesses.

In addition, future acquisitions may involve significant expenditures. Depending upon the nature, size and timing of future acquisitions, we may be required to secure financing. We cannot assure you that additional financing will be available to us on acceptable terms.

OUR BUSINESS IS DEPENDENT UPON PRICES AND MARKET DEMAND FOR NATURAL GAS AND PROPANE, WHICH ARE BEYOND OUR CONTROL AND HAVE BEEN EXTREMELY VOLATILE.

We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of gas that we may own as a result of our processing and distribution activities.

The markets and prices for residue gas depend upon factors beyond our control. These factors include demand for oil, and natural gas, which fluctuate with changes in market and economic conditions and other factors, including:

         o        the impact of weather on the demand for oil and natural gas;
         o        the level of domestic oil and natural gas production;
         o        the availability of imported oil and natural gas;
         o        the   availability   of  local,   intrastate   and  interstate
                  transportation systems;
         o        the availability and marketing of competitive fuels;
         o        the impact of energy conservation efforts; and
         o        the extent of governmental regulation and taxation.

WE GENERALLY DO NOT OWN THE LAND ON WHICH OUR PIPELINES ARE CONSTRUCTED AND WE ARE SUBJECT TO THE POSSIBILITY OF INCREASED COSTS FOR THE LOSS OF LAND USE.

We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time. If we were to lose these rights, our business could be affected negatively.

RISKS RELATED TO THE RETAIL PROPANE AND ASSOCIATED BUSINESSES

         o Decreases in the demand for propane because of warmer weather may adversely affect our financial condition and results of operations.

         o Weather conditions have a significant impact on the demand for propane for heating purposes. All of our propane customers rely heavily on propane as a heating fuel. The volume of propane sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity of the winter weather. We estimate that approximately two-thirds of our annual retail propane volume will be sold during these months. Actual weather conditions can vary substantially from quarter to quarter and year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in our service area can significantly decrease the total volume of propane we sell. Consequently, our operating results may vary significantly due to actual changes in temperature. Weather conditions in any quarter or year may have a material adverse effect on our operations.

         o Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profits, income, and cash flow.

         o Energy efficiency and technology may reduce the demand for propane and our revenues.

         o The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane by retail customers. Future conservation and efficiency measures or technological advances in heating, conservation, energy generation, or other devices might reduce demand for propane and our revenues.

         o The propane business is highly regulated. New or stricter environmental, health, or safety regulations may increase our operating costs and reduce our net income.

         o The propane business is subject to a wide range of federal, state, and local environmental, transportation, health and safety laws and regulations governing the storage, distribution, and transportation of propane. We may have increased costs in the future due to new or stricter safety, health, transportation, and environmental regulations or liabilities resulting from non compliance with operating or other regulatory permits. The increase in any such costs may reduce our net income.

         o We will be subject to all operating hazards and risks normally associated with handling, storing, transporting, and delivering combustible liquids such as propane for use by consumers. As a result, we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Our insurance may not be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that insurance will be available in the future at economical prices. In addition, the occurrence of a serious accident, whether or not we are involved, may have an adverse effect on the public's desire to use our products.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Our business is regulated by certain local, state and federal laws and regulations relating to the exploration for, and the development, production, marketing, pricing, transportation and storage of, natural gas and oil. We are also subject to extensive and changing environmental and safety laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. In addition, we are subject to changing and extensive tax laws, and the effect of newly enacted tax laws cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, including regulations which may be promulgated under the Oil Pollution Act of 1990, could have a material adverse effect on the Company.

FEDERAL, STATE OR LOCAL REGULATORY MEASURES COULD ADVERSELY AFFECT OUR BUSINESS.

While the Federal Energy Regulatory Commission, or FERC, does not directly regulate the major portions of our operations, federal regulation, directly or indirectly, influences certain aspects of our business and the market for our products. As a raw natural gas gatherer and not an operator of interstate transmission pipelines, we generally are exempt from FERC regulation under the

Natural Gas Act of 1938, but FERC regulation still significantly affects our business. In recent years, FERC has pursued pro-competition policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers proposals by pipelines to allow negotiated rates not limited by rate ceilings, pipeline rate case proposals and revisions to rules and policies that may affect rights of access to natural gas transportation capacity.

While state public utility commissions do not regulate our business, state and local regulations do affect our business. We are subject to ratable take and common purchaser statutes in the states where we operate. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes also have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of raw natural gas gathering to the states, and some of the states in which we operate have adopted complaint-based or other limited economic regulation of raw natural gas gathering activities. States in which we operate that have adopted some form of complaint-based regulation, like Oklahoma, Kansas and Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. The states in which we conduct operations administer federal pipeline safety standards under the Pipeline Safety Act of 1968, and the "rural gathering exemption" under that statute that our gathering facilities currently enjoy may be restricted in the future. The "rural gathering exemption" under the Natural Gas Pipeline Safety Act of 1968 presently exempts substantial portions of our gathering facilities from jurisdiction under that statute, including those portions located outside of cities, towns, or any area designated as residential or commercial, such as a subdivision or shopping center.

OUR BUSINESS INVOLVES HAZARDOUS SUBSTANCES AND MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATION.

Many of the operations and activities of our gathering systems, plants and other facilities are subject to significant federal, state and local environmental laws and regulations. These include, for example, laws and regulations that impose obligations related to air emissions and discharge of wastes from our facilities and the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Liability may be incurred without regard to fault for the remediation of contaminated areas. Private parties, including the owners of properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas and other petroleum products, air emissions related to our operations, historical industry operations, waste disposal practices and the prior use of natural gas flow meters containing mercury. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We cannot assure you that we will not incur material environmental costs and liabilities. Furthermore, we cannot assure you that our insurance will provide sufficient coverage in the event an environmental claim is made against us.

Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental regulations might adversely affect our products and activities, including processing, storage and transportation, as well as waste management and air emissions. Federal and state agencies also could impose additional safety requirements, any of which could affect our profitability.

RISK OF ADDITIONAL COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND SAFETY REGULATIONS AND CLAIMS

Our pipeline operations are subject to various federal, state and local environmental, safety, health and other laws, which can increase the cost of planning, designing, installing and operating such facilities. There can be no assurance that costs and liabilities relating to compliance will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in additional costs to and liabilities for us.

GOVERNMENTAL REGULATION OF OUR PIPELINES COULD INCREASE OUR OPERATING COSTS

Currently our operations involving the gathering of natural gas from wells are exempt from regulation under the Natural Gas Act. Section 1(b) of the Natural Gas Act provides that the provisions of the Act shall not apply to facilities used for the production or gathering of natural gas. Our physical dimensions and operations support the conclusion that our facilities perform primarily a gathering function. We should not, therefore, be subject to Natural Gas Act regulation. There, however, can be no assurance that this will remain the case. The Federal Energy Regulatory Commission's oversight of entities subject to the Natural Gas Act includes the regulation of rates, entry and exit of service, acquisition, construction and abandonment of transmission facilities, and accounting for regulatory purposes. The implementation of new laws or policies that would subject us to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act could have a material adverse effect on our financial condition and operations. Similarly, changes in the method or circumstances of operation, or in the configuration of facilities, could result in changes in our regulatory status.

Our gas gathering operations are subject to regulation at the state level, which increases the costs of operating our pipeline facilities. Matters subject to regulation include rates, service and safety. We have been granted an exemption from regulation as a public utility in Texas. Presently, our rates are not regulated in Texas. Changes in state regulations, or our status under these regulations due to configuration changes in our operating facilities, that subject us to further regulation could have a material adverse effect on our financial condition. Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities.

Our operations are subject to federal and state environmental laws under which owners of natural gas pipelines can be liable for clean-up costs and fines in connection with any pollution caused by the pipelines. We can also be liable for clean-up costs resulting from pollution which occurred before our acquisition of the gathering systems. In addition, we are subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth, methods of welding and other construction-related standards. While we believe that the gathering systems comply in all material respects with applicable laws, we cannot assure you that future events will not occur for which we may be liable. Possible future developments, including stricter laws or enforcement policies, or claims for personal or property damages resulting from our operations could result in substantial costs and liabilities to us.

SOVEREIGN RISK

The Company is focusing on the development of infrastructure projects through its Mexican entity, Terranova Energia S.de R.L. de C.V., in the nation of the United Mexican States (Mexico). The risk of indirect or regulatory actions by local, state or federal authorities in Mexico which may inhibit, delay, hinder or block projects under development in Mexico is very high given the history of operations conducted by past businesses other than the Company in Mexico. There is a substantial risk that a set of actions taken by commission or omission by the various actors in the public, private, nongovernmental and/or social sectors could negatively impact a project or investment in Mexico. The legal system employed in Mexico is dramatically different in its structure and method of operation compared to the common law foundation present in the United States of America. The level of legal protection afforded investors by the North American Free Trade Agreement has not materially improved from a foreign investor's viewpoint.

There can be no assurance that a commercially viable project will be completed due to the above factors which could result in commercial competitors trying to circumvent the market system through the exploitation of undocumented, extraofficial channels of influence that constitute unfair competition. Federal, state and local authorities are not well coordinated in their legal protections and improper influence and competition may arise from any level of government to disrupt or destroy the commercial viability of investments by foreign investors. While the Company has taken precautions to limit its investments to prudent levels, there is a continuing risk of adverse activities arising from the above sources that could impair or result in the entire loss of investment in otherwise commercially viable projects initiated by the Company in Mexico.

PIPELINE SYSTEM OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNFORESEEN INTERRUPTIONS

The operations of our pipeline systems are subject to hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events, beyond our control. A casualty occurrence might result in injury and extensive property or environmental damage. Although we intend to maintain customary insurance coverages for gathering systems of similar capacity, we can offer no assurance that these coverages will be sufficient for any casualty loss we may incur.

OPERATING RISKS OF NATURAL GAS OPERATIONS

The natural gas business involves certain operating hazards. The availability of a ready market for our natural gas products also depends on the proximity of reserves to, and the capacity of, natural gas gathering systems, pipelines and trucking or terminal facilities. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of the Company's properties. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company does not carry business interruption insurance. The occurrence of such an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

OUR BUSINESS INVOLVES MANY HAZARDS AND OPERATIONAL RISKS, SOME OF WHICH MAY NOT BE COVERED BY INSURANCE.

Our operations are subject to the many hazards inherent in the gathering, compressing, treating and processing of raw natural gas and NGLs and storage of residue gas, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We are not fully insured against all risks incident to our business. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition.

INSURANCE

Companies engaged in the petroleum products distribution and storage business may be sued for substantial damages in the event of an actual or alleged accident or environmental contamination. The Company maintains $2,000,000 of liability insurance. There can be no assurance that we will be able to continue to maintain liability insurance at a reasonable cost in the future, or that a potential liability will not exceed the coverage limits. Nor can there be any assurance that the amount of insurance carried by us will enable it to satisfy any claims for which it might be held liable resulting from the conduct of its business operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures.

         Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of the restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2006, as disclosed in our Current Report on Form 8-K and described under Footnote 2 to our December 31, 2005 financial statements contained herein, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-KSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         However, the Company believes that its restatement to its December 31, 2004 financial statements and restatements to quarterly reports for March 31, June 30 and September 30, 2005 financial statements, will be a one time occurrence and that moving forward our Controls and Procedures will once again be effective as the embedded derivative accounting matters contained in the December 31, 2004, March 30, June 30 and September 30, 2005 financial statements involved a highly complex transaction involving an "unconventional" warrants and convertible debt instruments, and the Company does not anticipate entering into any additional complex financing transactions involving derivates in the future. The Company is utilizing the guidelines communicated to it by the SEC after various communications regarding accounting for derivatives.

(b) Changes In Internal Control Over Financial Reporting.

         There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing (except as disclosed in (a) above) that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.   OTHER INFORMATION: None


                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                            Date became director
Name                     Age    Position                    or officer
--------------------------------------------------------------------------------

Michael Ward             50     Director, President, CEO    October 21, 1998
James B. Smith, C.P.A.   52     Director, CFO, Sr. V.P.     August 16, 2003
Ahmed Karim              33     Director, Vice President    October 21, 1998
Robert Dowies            55     V.P.                        October 18, 2004
Carl Hessel              42     Director                    January 28, 2004


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows:

1. Michael Ward, Ahmed Karim, Carl Hessel and Robert Dowies did not file Forms 5 during 2005.
2. James Smith filed on late Form 4 on November 11, 2005 for a June 27, 2005 transaction.



ITEM 10. EXECUTIVE COMPENSATION

         The following sets forth the compensation of the officers of the Company in the year ended December 31, 2005.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2005 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                          Stock
                                                       Underlying     Stock
Name and Position        Year    Salary      Bonus       Options      Grants

Michael Ward, Pres.(1)   2005    $252,000    $10,500       -0-      1,150.000
James Smith, V.P,CFO(2)  2005    $168,000    $19,500       -0-        650,000
Ahmed Karim, V.P.(3)     2005         -0-        -0-       -0-        150,000
Robert Dowies (4)        2005    $100,000    $ 4,167       -0-        100,000(3)

(1) Mr. Ward received a stock grant of 1,000,000 common shares under the terms of his employment agreement. He also received 150,000 common shares as director fees.
(2) Mr. Smith received a stock grant of 500,000 common shares under the terms of his employment agreement and a bonus stock grant of 150,000 shares. Mr. Smith joined the board of directors on June 27, 2005.
(3) Mr. Karim received $36,000 compensation as a director including a stock grant of 150,000 common shares. Mr. Karim resigned his position as Vice President on June 27, 2005.
(4) Mr. Dowies received a stock grant of 100,000 common shares under the terms of his employment agreement.

Executive Officer Compensation

During 2005, the Company had four executive officers, Michael Ward, James B. Smith, Ahmed Karim and Robert Dowies. Michael Ward's was paid $252,000 salary and a bonus of $10,500. James B. Smith was paid $168,000, plus an $19,500 bonus. Messrs. Ward and Smith have new and different employment agreements for 2004 discussed below in the Employment Agreement paragraph. During 2005, Michael Ward received 1,000,000 shares of common stock as his annual stock grant under the terms of his employment agreement and 150,000 common shares as directors fees. Mr. Smith received 500,000 common shares as his annual stock grant under the terms of his employment agreement and 150,000 shares as a stock grant bonus.

During 2005, we paid Mr. Dowies $104,,167 which consisted of his annual salary of $100,000, a $4,167 dollar bonus and his annual stock grant of 100,000 shares. Mr. Dowies employment agreement stock grant vested on April 18, 2005.

Mr. Karim did not receive any officer salary during 2005. Mr. Karim resigned as a Vice President on June 27, 2005. We paid Mr. Karim $36,000 and granted 150,000 common shares as director compensation for 2005.

Director Compensation

On April 11, 2001, the Company agreed to compensate Ahmed Karim, a director, for services provided at the rate of $5,000 per month until June 30, 2003 and $3,000 per month thereafter. For the year ended December 31, 2005, we incurred $36,000 for cash director compensation and issued a total of 450,000 common shares to three directors, Michael Ward, Ahmed Karim and Carl Hessel. We plan to compensate directors with an annual stock grant of 150,000 shares each.

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

JAMES B. SMITH: Under the terms of Mr. Smith's employment agreement, commencing October 1, 2004, he was employed as the Company's Senior Vice President and Chief Financial Officer for a term of four (4) years. His base annual salary is $168,000. The annual salary may be increased from year to year, as determined by our board of directors acting as the Compensation Committee, by at least the Consumer Price Index. As additional compensation, Mr. Smith will be entitled to an annual stock grant of Five Hundred (500,000) shares. Stock grant dates are October 1 during the four year term. The first year stock grant was paid October 1, 2004. As incentive compensation, Mr. Smith will be entitled to additional compensation equal to two percent of our net profits and one percent of the increase in sales over a previous year's sales, effective October 1, 2004. Mr. Smith is entitled to all employee benefits as provided by the Company. He is entitled to four weeks paid vacation and an annual automobile allowance of $12,000. Mr. Smith joined our board of directors on June 27, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth the Common Stock ownership information as of December 31, 2005, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, we believe that each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 78,495,815 shares of our common stock issued and outstanding as of December 31, 2005.


(a) Beneficial Ownership of more than 5% based on 78,495,815 common shares.

Beneficial Ownership of 5%.

Table 1.

    (1)                (2)                        (3)                          (4)
Title of Class   Name and Address          Amount and Nature             Percent of Class
Common Stock

Common           Mercator Momentum             751,974                        0.957%
                 Fund, LP (1)                  Common Stock
                 555 S. Flower St.             Warrants (4)
                 Suite 4500
                 Los Angeles, CA 90071

Common           Mercator Momentum             521,928                        0.66%
                 Fund III, LP(1)               Common Stock/
                 555 S. Flower St.             Warrants (5)
                 Suite 4500
                 Los Angeles, CA 90071

Common           Monarch Pointe                1,690,462(6)                   2.15%
                 Fund, Ltd. (1)                Common Stock
                 c/o Bank of Ireland           Warrants
                 Securities Services Ltd.
                 New Century House
                 International Fin. Ser.Ctr.
                 Mayor Street Lower
                 Dublin 1
                 Republic of Ireland

Common           M.A.G. Capital, LLC(1)        3,371,710 (7)                  4.29%
                 555 S. Flower St.             Common Stock
                 Suite 4500                    Warrants
                 Los Angeles, CA 90071

                 Robinson Reed                 200,000 (8)                    0.25%
                 AV.DU Leman 8B                Common Stock
                 CH-1003-Lausanne              Warrants
                 Switzerland

                 Rhone International (2)       46,710 (9)                     0.04%
                 19 Blvd. Geoorges-Favon       Common stock
                 CH-1204 Geneva                Warrants
                 Switzerland

Common           David F. Firestone (1)        6,532,238  (1)                 8.32%
                 555 S. Flower St              Common Stock
                 Suite 4500                    Warrants
                 Los Angeles, CA 90071

Common           Impact International, LLC(3)  9,829,500                      12.52%
                 111 W. 5th St. Ste.720
                 Tulsa, OK 74103




Common           Michael Ward (10)             6,317,038                       8.04%
                 1862 W. Bitters Rd.
                 San Antonio, TX78248

Total                                          22,748,841(11)                 28.98 %

Notes:

(1) Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., MAG Capital, LLC, formerly Mercator Advisory Group, LLC, Robinson Reed and David F. Firestone are referred to "Reporting Persons". Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd. and MAG Capital, LLC, formerly Mercator Advisory Group, LLC, each hold warrants to purchase shares of our common stock. The right to vote and the right to dispose of the shares beneficially owned by Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd. and Robinson Reed are, in each case, shared among either of the three funds, as applicable, and both M.A.G. Capital, LLC and David F. Firestone. The documentation governing the terms of the warrants contain provisions prohibiting any exercise of the warrants that would result in the Reporting Persons owning beneficially more than 9.99% of the outstanding common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. The Reporting Persons have never had beneficial ownership of more than 9.99% of our outstanding common stock.

(2) Edward Karr has voting and dispositive control over Rhone International.

(3) Robert May has voting and dispositive authority over Impact International, LLC.

(4) Mercator Momentum Fund, LP is a private investment limited partnership organized under California law. MAG Capital, LLC, a California limited liability company, formerly Mercator Advisory Group, LLC, is its general partner. David F. Firestone is the Managing Member of the MAG Capital, LLC. Mercator Momentum Fund, LP holds common stock warrants to purchase up to 751,974 shares of our common stock. Half the warrants are exercisable at $0.80 per share and half exercisable at $0.87 per share.

(5) Mercator Momentum Fund III, LP is a private investment limited partnership organized under California law. MAG Capital, LLC, a California limited liability company, is its general partner. David F. Firestone is the Managing Member of the MAG Capital, LLC. Mercator Momentum Fund III, LP holds warrants to purchase up to 518,092 shares of our common stock and 3,836 shares of common stock. Half the warrants are exercisable at $0.80 per share and half exercisable at $0.87 per share.

(6) Monarch Pointe Fund, Ltd. is a corporation organized under of the British Virgin Islands. Mercator Advisory Group controls the investments of Monarch Pointe Fund. Monarch Pointe Fund holds warrants to purchase up to 1,690,462 shares of our common stock. Half the warrants are exercisable at $0.80 per share and half exercisable at $0.87 per share.

(7) MAG Capital, LLC, formerly Mercator Advisory Group, LLC, holds warrants to purchase up to 3,371,710 shares of our common stock. Half the warrants are exercisable at $0.80 per share and half exercisable at $0.87 per share.

(8) Robinson Reed holds 200,000 common stock warrants, 100,000 exercisable at $0.80 per share and 100,000 exercisable at $0.87 per share.

(9) Rhone International holds 46,710 common stock warrants, 23,355 exercisable at $0.80 per share and 23,3550 exercisable at $0.87 per share.

(10) Mr. Ward is the President, Chief Executive officer and Chairman of our Board of Directors.

(11) This total does not reflect the summation of the beneficial ownership of Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund,

Ltd., MAG Capital, LLC and Robinson Reed and David F. Firestone (Mercator). The total number of warrants exerciseable the Mercator entities hold is 6,532,238, therefore the total only includes this figure once and does not duplicate the beneficial ownership of all entities.

(b) Security Ownership of Management. Based on 78,495,815 shares as set forth in
(a) above as of December 31, 2005.

  Table 2.

Title of Class    Name and Address         Amount and Nature    Percent of Class

Common            Michael Ward                6,317,038               8.04%
                  1862 W. Bitters Rd.
                  San Antonio, TX 78248

Common            James B. Smith              1,187,050(1)            1.51%
                  1862 W. Bitters Rd.
                   San Antonio, TX 78248

Common            Ahmed Karim                   502,500               0.64%
                  1532 Woods Dr.
                  N. Vancouver, B.C.
                  Canada V7R 1A9

Common            Robert W. Dowies              140,000               0.178%
                  1862 W. Bitters Rd.
                  San Antonio, TX 78248

Common            Carl Hessel (2)             2,450,000               3.12%
                  c/o Margaux Investment
                  Management Group, S.A.
                  9 Rue de Commerce
                  CH 1211 Geneva 11
                  Switzerland

   Total                                     10,596,588              13.49%


Notes:
(1) Includes 500,000 shares in the name of Aigle Partners, Ltd. in which Mr. Smith has a partnership interest and 494,382 shares in the name of du Midi Trust, in which Mr. Smith has a beneficial interest.
(2) Mr. Hessel is a partner in Margaux Investment Management Group, S.A. and as such beneficial ownership reflects 2,000,000 common stock warrants owned by Margaux and 450,000 shares owned personally by Mr. Hessel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 20, 2005, the Company issued 10,000 common shares valued at $8,350 and 40,000 shares of valued at $33,400,to Robert Dowies, a company vice president under the terms of his employment agreement.

On September 14, 2005, Michael Ward, James B. Smith and Ahmed Karim, executed amended promissory notes to the Company bearing interest at a rate of 5% annually and payable in full on, or before September 14, 2005. The notes were originally executed on September 14, 2004 in connection with the exercise of common stock options. The shares of stock issued previously to these individuals remained subject to security agreements. Prior to December 31, 2005, each of the above individuals paid $5,500 in interest accrued and owing to the Company on the original promissory note maturity date of September 14, 2005.

On July 1, 2005, the company issued 1,000,000 shares of its restricted common stock valued at $1,230,000 pursuant to the employment contract with Michael Ward, company president and CEO.

On July 1, 2005, the Company issued 50,000 shares of its restricted common stock valued at $61,500 pursuant to an employment contract with Robert Dowies, a company vice president under the terms of his employment agreement.

On July 1, 2005, the Company issued 10,000 shares of its restricted common stock valued at $12,150 Jason Jones, a Sonterra employee.

On June 27, 2005, the Company authorized the issuance of 150,000 shares of its restricted common stock valued at $199,500 to each of the three members of the Board of Directors, Michael R. Ward, Ahmed Karim and Carl Hessel.

On June 27, 2005, the Company authorized the issuance of 150,000 shares of common stock to James B. Smith, the Company's Senior Vice President, CFO and newly appointed member of the Board of Directors. The transaction was valued at $199,125.

On November 9, 2004, we issued 500,000 common shares to James B. Smith which represents the annual stock grant under the terms of his employment agreement.

One November 9, 2004, the Company issued 500,000 common shares to Michael Ward under the terms of his employment contract. The shares were valued at $417,000.

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

On September 14, 2004, we issued 500,000 shares of common stock to Michael Ward under the terms of his employment agreement. The shares were valued at $427,500.

On September 14, 2004, the following individuals exercised common stock options:

On September 14, 2004, Michael Ward, the Company's President and Director, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

On September 14, 2004 Ahmed Karim, the Company's Vice President and Director, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.

On September 14, 2005, James Smith, the Company's Chief Financial Officer, exercised his common stock option to purchase 500,000 common shares for $110,000 payable on a promissory note bearing interest at the rate of 5% payable in full on, or before September 14, 2005. The shares are subject to a security agreement.


On June 30, 2004, we issued 3,322 common shares to Carl Hessel for $ 4,983. Carl
Hessel was a member of our board of directors at the time of issuance.

The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At December 31, 2005, the loan balance was $288,506.

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

ITEM 13. EXHIBITS

Exhibit           Description                                                   Location of Exhibit
-------           -----------                                                   -------------------
2.0      Amendment No. 2 to the Asset Purchase and Sale and between             Incorporated by reference
         Sonterra Energy Corporation and Oneok Propane Distribution             to Exhibit 10.1
         Company.                                                               8-K filed November 15, 2004

2.1      Amendment No. 1 to the Asset Purchase and Sale and between
         Sonterra Energy Corporation and Oneok Propane Distribution             Incorporated by reference to
         Company.                                                               Exhibit 10.2
                                                                                8-K filed November 15, 2004

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



3.1      Restated Bylaws of Tidelands Oil & Gas Corporation.                    Included with this filing
4.0      7% Convertible Debenture Mercator Momentum Fund, LP                    Incorporated by reference to
                                                                                Exhibit 10.2 to 8-K filed on
                                                                                December 3, 2004
4.1      7% Convertible Debenture Mercator Momentum Fund III, LP                Incorporated by reference to
                                                                                Exhibit 10.3 to 8-K filed on
                                                                                December 3, 2004
4.2      7% Convertible Debenture Monarch Pointe Fund, LP                       Incorporated by reference to
                                                                                Exhibit 10.4 to 8-K filed on
                                                                                December 3, 2004
10.0     Employment Agreement with Michael Ward                                 Incorporated by reference to
                                                                                Exhibit 10.0 to SB-2 filed
                                                                                December 17, 2004.
10.1     Employment Agreement with James B. Smith                               Incorporated by reference to
                                                                                Exhibit 10.1 to SB-2 filed
                                                                                December 17, 2004
10.2     Employment Agreement with Robert Dowies                                Incorporated by reference to
                                                                                Exhibit 10.2 to SB-2 filed
                                                                                December 17, 2004
10.3     2003 Non-Qualified Stock Grant and Option Plan                         Incorporated by reference to
                                                                                Form S-8 filed on June 11, 2003
10.4     Securities Purchase Agreement                                          Incorporated by reference to
10.5     Warrant Margaux                                                        Incorporated by reference to
                                                                                Exhibit 10.5 to SB-2 filed
                                                                                December 17, 2004
10.6     Warrant Margaux                                                        Incorporate by reference to
                                                                                Exhibit 10.6 to SB-2 filed
                                                                                December 17, 2004
10.7     Amended Stock Purchase Warrant Impact International                    Incorporated by reference
                                                                                Exhibit 10 to 8-K filed
                                                                                June 25, 2004
10.8     Registration Rights Agreement with Mercator Group                      Incorporated by reference to
                                                                                Exhibit 10.5 to 8-K filed on
                                                                                December 3, 2004
10.9     Warrant to Purchase Common Stock Mercator Momentum
         Fund, LP. $0.87                                                        Incorporated by reference to
                                                                                Exhibit 10.6 to 8-K filed on
                                                                                December 3, 2004
10.10    Warrant to Purchase Common Stock Mercator Momentum
          Fund, LP $0.80                                                        Incorporated by reference to
                                                                                Exhibit 10.7 to 8-K filed on
                                                                                December 3, 2004
10.11    Warrant to Purchase Common Stock Mercator Momentum
         Fund, III, LP $0.87                                                    Incorporated by reference to
                                                                                Exhibit 10.8 to 8-K filed on
                                                                                December 3, 2004
10.12    Warrant to Purchase Common Stock Mercator Momentum
         Fund III, LP $0.80                                                     Incorporated by reference to
                                                                                Exhibit 10.9 to 8-K filed on
                                                                                December 3, 2004
10.13    Warrant to Purchase Common Stock Monarch Pointe
         Fund, LP $0.87                                                         Incorporated by reference to
                                                                                Exhibit 10.10 to 8-K filed on
                                                                                December 3, 2004



10.14    Warrant to Purchase Common Stock Monarch Pointe
         Fund, LP $0.80                                                         Incorporated by reference to
                                                                                Exhibit 10.11 to 8-K filed on
                                                                                December 3, 2004
10.15    Warrant to Purchase Common Stock Mercator Advisory
         Group, LLC. $0.87                                                      Incorporated by reference to
                                                                                Exhibit 10.12 to 8-K filed on
                                                                                December 3, 2004
10.16    Warrant to Purchase Common Stock Mercator Advisory
         Group, LLC $0.80                                                       Incorporated by reference to
                                                                                Exhibit 10.13 to 8-K filed on
                                                                                December 3, 2004
10.17    SBC Center Terrace Suite License Agreement                             Included with this filing
10.18    Form of Securities Purchase Agreement                                  Incorporated by reference
                                                                                to Exhibit 10.1 to 8-K
                                                                                filed January 25, 2006
10.19    Form of Original Issue Discount Convertible Debenture                  Incorporated by reference
                                                                                to Exhibit 10.2 to 8-K
                                                                                filed January 25, 2006
10.20    Form of Registration Rights Agreement                                  Incorporated by reference
                                                                                to Exhibit 10.3 to 8-K
                                                                                filed January 25, 2006
10.21    Series A Common Stock Purchase Warrant                                 Incorporated by reference
                                                                                to Exhibit 10.4 to 8-K
                                                                                filed January 25, 2006
10.22    Series B Common Stock Purchase Warrant                                 Incorporated by reference
                                                                                to Exhibit 10.5 to 8-K
                                                                                filed January 25, 2006
21       List of Subsidiaries                                                   Included with this filing

31.1     Chief Executive Officer-Section 302 Certification pursuant
         to Sarbanes- Oxley Act.                                                "
31.2     Chief Financial Officer- Section 302 Certification pursuant
         to Sarbanes-Oxley Act.                                                 "
32.1     Chief Executive Officer-Section 906 Certification pursuant
         to Sarbanes-Oxley Act.                                                 "
32.2     Chief Financial Officer- Section 906 Certification pursuant
         to Sarbanes-Oxley Act.                                                 "


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

                                                        Year End        Year End
                                                        12-31-04        12-31-05

(1)      Audit Fees                                     $53,860         $102,553
(2)      Audit-related Fees                                 -0-              -0-
(3)      Tax Fees                                           -0-              -0-
(4)      All other fees                                     -0-              -0-
            Total Fees                                  $53,860         $102,553

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

Accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2006.

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

Date: April 17, 2006                   /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director

                                       /s/ James B. Smith
                                      ------------------------------------------
                                      James B. Smith, Senior Vice President, CFO


                                       /s/ Ahmed Karim
                                      ------------------------------------------
                                      Ahmed Karim
                                      Vice President, Director

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT............................................       3

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets........................................       4

     Statements of Consolidated Stockholders' Equity....................       5

     Statements of Consolidated Operations .............................       6

     Statements of Consolidated Cash Flows .............................     7-8

     Notes to Consolidated Financial Statements.........................    9-28

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Tidelands Oil & Gas Corporation as of December 31, 2005 and 2004, and the related statements of consolidated stockholders' equity, operations, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the financial statements, the accompanying consolidated balance sheets and related statements of consolidated shareholders' equity, operations and cash flows have been restated to reflect the proper accounting for certain transactions which occurred during the year ended December 31, 2004. In our original report dated April 13, 2005, we expressed an unqualified opinion on the consolidated financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

Baum & Company, P.A.
Coral Springs, Florida
April 14, 2006


                         TIDELANDS OIL & GAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   YEARS ENDED

                                     ASSETS
                                     ------

                                                             December 31,    December 31,
                                                                 2005            2004
                                                             ------------    ------------
                                                                              (Restated)
Current Assets:
      Cash                                                   $  1,113,911    $  5,459,054
      Accounts and Loans Receivable                               468,458         516,387
      Inventory                                                   142,204          82,523
      Prepaid Expenses                                            183,938         487,488
                                                             ------------    ------------
         Total Current Assets                                   1,908,511       6,545,452
                                                             ------------    ------------

Property Plant and Equipment, Net                              10,042,088       9,086,313
                                                             ------------    ------------

Other Assets:
      Deposits                                                     14,004           4,108
      Cash Restricted                                              76,803          25,000
      Deferred Charges                                                  0         116,250
      Note Receivable                                             288,506         286,606
      Goodwill                                                  1,158,937       6,358,937
                                                             ------------    ------------
         Total Other Assets                                     1,538,250       6,790,901
                                                             ------------    ------------

         Total Assets                                        $ 13,488,849    $ 22,422,666
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Current Maturities - Note Payable                      $    225,000    $          0
      Accounts Payable and Accrued Expenses                     1,225,554         574,224
                                                             ------------    ------------

         Total Current Liabilities                              1,450,554         574,224

Long-Term Debt                                                  4,271,768      11,731,883
                                                             ------------    ------------

         Total Liabilities                                      5,722,322      12,306,107
                                                             ------------    ------------

Commitments and Contingencies
Derivative Liability                                                    0       5,168,000
                                                             ------------    ------------

Stockholders' Equity:
      Common Stock, $.001 Par Value per Share,
        100,000,000 Shares Authorized, 78,495,815
        and 61,603,359 Shares Issued and
        Outstanding at 2005 and 2004 Respectively                  78,497          61,604
      Additional Paid-in Capital                               40,818,174      30,354,195
      Subscriptions Receivable                                   (550,000)       (550,000)
      Minority Interest                                              --              --
      Accumulated (Deficit)                                   (32,580,144)    (24,917,240)
                                                             ------------    ------------
         Total Stockholders' Equity                             7,766,527       4,948,559
                                                             ------------    ------------

         Total Liabilities and Stockholders' Equity          $ 13,488,489    $ 22,422,666
                                                             ============    ============



           See Accompanying Notes to Consolidated Financial Statements


                        TIDELANDS OIL AND GAS CORPORATION
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)



                                                                Stock
                                                              Additional                         Total
                                Common          Stock          Paid-In       Subscription     Accumulated    Stockholders'
                                Shares          Amount         Capital        Receivable       (Deficit)        Equity
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance
  December 1, 2003             44,825,302    $     44,826    $ 11,072,987    $    (18,000)   $(10,615,203)   $    484,610

Common Stock Issued
  for Cash                      6,725,545           6,725       6,081,592            --              --         6,088,317

Common Stock Issued
  for Services Regarding
  $4,083,335 Sale of Stock        300,000             300         449,700            --              --           450,000

Fee for Services
  Regarding Sale of
  Common Stock                       --              --          (450,000)           --              --          (450,000)

Issuance of Common
  Stock for Services            6,602,800           6,603       9,321,213            --              --         9,327,816

Issuance of Common
  Stock for Subscription        2,500,000           2,500         547,500        (550,000)           --              --

Issuance of Common
  Stock for Conversion of
  Note Payable and
  Accrued Interest                 75,000              75         113,236            --              --           113,311

Beneficial Conversion
 Feature - Convertible
 Debentures                          --              --         3,092,105            --              --         3,092,105

Write Off Stock
  Subscription Receivable            --              --              --            18,000            --            18,000

Issuance of Common Stock
  to Acquire 50% of
  Sonterra Energy Corp.           574,712             575         125,862            --              --           126,437

Net Loss                             --              --              --              --       (14,302,037)    (14,302,037)
                             ------------    ------------    ------------    ------------    ------------    ------------

Balance
  December 31, 2004            61,603,359    $     61,604    $ 30,354,195    $   (550,000)   $(24,917,240)   $  4,948,559

Issuance of Common
  Stock for Services            2,970,000           2,971       4,019,554            --              --         4,022,525

Issuance of Common
  Stock for Conversion of
  Convertible Debentures        6,707,456           6,707       4,993,293            --              --         5,000,000

Beneficial Conversion
  Feature -Convertible
  Debentures                         --              --          (756,328)           --              --          (756,328)

Cancellation of Stock
  Previously Issued for
  Services per Litigation
  Settlement                     (285,000)           (285)       (297,540)           --              --          (297,825)

Exercise of Stock
  Purchase Warrants             7,500,000           7,500       2,505,000            --              --         2,512,500

Net Loss                             --              --              --              --        (7,662,904)     (7,662,904)
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance
December 31, 2005              78,495,815    $     78,497    $ 40,818,174    $   (550,000)   $(32,580,144)   $  7,766,527
                             ============    ============    ============    ============    ============    ============


           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                                    (Restated)
Revenues:
      Gas Sales and Pipeline Fees                  $  1,725,756    $  1,800,863
      Construction Service                              135,567          82,975
      Other                                                   0               0
                                                   ------------    ------------
           Total Revenues                             1,861,323       1,883,838
                                                   ------------    ------------

Expenses:
      Cost of Sales                                   1,003,386       1,508,891
      Operating Expenses                                202,766          99,665
      Depreciation                                      485,481         244,889
      Interest                                          611,363         300,566
      Beneficial Conversion Feature Interest           (756,329)      3,092,105
      Sales, General and Administrative               8,033,249      11,022,019
      Impairment Losses                               5,592,000      15,358,000
                                                   ------------    ------------

         Total Expenses                              15,171,916      31,626,135
                                                   ------------    ------------

(Loss) from Operations                              (13,310,593)    (29,742,297)
Gain on Reduction of Derivative Liability             5,168,000      15,390,000
Loss on Equipment Sale                                   (3,167)              0
Other Income                                             61,956               0
Interest and Dividend Income                            123,075          50,260
Minority Interest                                          --              --
Litigation Settlement                                   297,825               0
                                                   ------------    ------------

Net (Loss)                                         $ (7,662,904)   $(14,302,037)
                                                   ============    ============

Net (Loss) Per Common Share:
      Basic and Diluted                            $      (0.11)   $      (0.27)
                                                   ============    ============

Weighted Average Number of Common
     Shares Outstanding
     Basic and Diluted                               70,049,587      53,214,230
                                                   ============    ============






           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                                    (Restated)

Cash Flows Provided (Required) By
 Operating Activities:
   Net (Loss)                                      $ (7,662,904)   $(14,302,037)
   Adjustments to Reconcile Net (Loss)
      To Net Cash Provided (Required) By
      Operating Activities:

   Depreciation                                         485,481         244,889
   Goodwill                                                   0      (5,200,000)
   Impairment Losses                                  5,592,000      15,358,000
   Change in Derivative Instrument                   (5,168,000)    (10,222,000)
   Loss on Disposal of Equipment                          3,167               0
   Issuance of Common Stock:
    For Services Provided                             4,022,525       9,327,816
    Beneficial Conversion Feature - Interest           (756,329)      3,092,105
       Return of Issued Stock
         Litigation Settlement                         (297,825)              0
       Changes In:
         Accounts Receivable                             47,929        (516,159)
         Inventory                                      (59,681)        (82,523)
         Prepaid Expenses                               303,550        (465,279)
         Deferred Charges                               116,250        (116,250)

         Deposits                                       (61,699)        (25,308)
         Accounts Payable and Accrued Expenses          651,330        (201,370)
                                                   ------------    ------------
Net Cash (Required)
  By Operating Activities                            (2,784,206)     (3,108,116)
                                                   ------------    ------------

Cash Flows Provided (Required)
 By Investing Activities:
     (Increase) In Investments                                0        (901,871)
     Acquisitions of Property, Plant & Equipment     (1,837,222)     (8,727,010)
     Disposals of Equipment                                 800               0
                                                   ------------    ------------

  Net Cash Provided (Required)
           By Investing Activities                   (1,836,422)     (9,628,881)
                                                   ------------    ------------





           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                                   YEARS ENDED



                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                                    (Restated)

Cash Flows Provided (Required)
 By Financing Activities:
    Proceeds from Issuance of Common Stock                    0       6,088,317
    Proceeds from Long-Term Loans                       277,385       6,731,883
    Proceeds from Issuance Of
      Convertible Debentures                                  0       5,000,000
    Repayment of Short-Term Loans                             0        (250,000)
    Reduction of Stock Subscription Receivable                0          18,000
    Loan to Related Party                                (1,900)       (286,606)
                                                   ------------    ------------

Net Cash Provided (Required) By
 Financing Activities                                   275,485      17,301,594
                                                   ------------    ------------

Net Increase (Decrease) In Cash                      (4,345,143)      4,564,597
Cash at Beginning of Period                           5,459,054         894,457
                                                   ------------    ------------
Cash at End of Period                              $  1,113,911    $  5,459,054
                                                   ============    ============

Supplemental Disclosures of
  Cash Flow Information:
    Cash Payments for Interest                     $    356,504    $     38,320
                                                   ============    ============

    Cash Payments For Income Taxes                 $          0    $          0
                                                   ============    ============
Non-Cash Financing Activities:
Return of Issued Stock For
   Beneficial Conversion Feature - Interest        $   (756,329)   $  3,092,105
Litigation Settlements                                 (297,825)              0
Increase of Stock Subscription Receivable                  --           550,000
Issuance of Common Stock:                                     0               0
   Operating Activities                               4,022,525       9,327,816
   Repayment of Notes                                 2,512,500          75,000
   Conversion of Debentures                           5,000,000               0
   Payment of Accounts Payable                                0          38,311
   Acquisition Cost                                           0         126,437
                                                   ------------    ------------

   Total Non-Cash Financing Activities             $ 10,480,871    $ 13,209,669
                                                   ============    ============



           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

         Organization
         ------------

         Tidelands Oil and Gas Corporation (the Company and formerly C2 Technologies, Inc.), was incorporated in the state of Nevada on February 25, 1997. On December 1, 2000, the Company completed its acquisition of Rio Bravo Energy, LLC, and their related entities thereby making Rio Bravo Energy, LLC a wholly-owned subsidiary of the Company. During 2004, the Company acquired all of the stock of Sonterra Energy Corporation (Sonterra) and through this wholly-owned subsidiary, the Company purchased all of the assets of a gas distribution organization (see Note 15-Acquisitions). The Company also, during 2004, increased its ownership interest from 25% to 98% in Reef Ventures, LP and their wholly-owned subsidiaries (Reef International LLC and Reef Marketing, LLC) (see Note 15-Acquisitions).

         Nature of Operations
         --------------------

         The Company currently operates a natural gas pipeline between Eagle Pass, Texas and Piedras Negras, Mexico and a propane distribution system serving residential customers in the Austin, Texas area. In addition, the company is engaged in the development of natural gas storage facilities in Mexico and other natural gas pipelines between the United States and Mexico.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



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

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109) "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductions of taxable amounts and operating loss carry forwards, deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Net (Loss) Per Common Share
         ---------------------------

         The Company accounts for net (loss) per share in accordance with Statement of Financial Accounting Standard 128 (SFAS 128) "Earnings per Share". Basic (loss) per share is based upon the net (loss) applicable to the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

         Goodwill
         --------

         Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of businesses acquired. Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As the result of an acquisition during the second quarter of 2004, the Company recorded goodwill in the amount of $20,561,800. The Company evaluates the carrying value of goodwill on a quarterly basis. As part of the evaluation, the company compares the carrying value of the intangible asset with its fair value to determine whether there has been impairment. As a result of management's impairment review of goodwill during 2004 and 2005, the Company recognized impairment losses of $15,358,000 and $5,592,000 in 2004 and 2005 respectively.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation", (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company had decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 On Derivative Instruments And Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity". SFAS No. 150 improves the accounting for certain financial instruments that previously might have been accounted for as equity. SFAS No. 150 required that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted both SFAS 149 and SFAS 150 in 2003. The adoption of these standards have resulted in beneficial conversion feature charges (credits) of $3,092,105 and ($756,329) in 2004 and 2005 respectively.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS
------   ------------------------------------------------------

         During the fourth quarter of 2005, management reevaluated its accounting treatment for several complex transactions which occurred during the year ended December 31, 2004. After considerable review and outside consultation, management determined that their interpretation of the accounting guidelines for these involved issues was not correct and thereby their recording of the initial transaction needed to be restated. Accordingly, management has chosen to restate in this note the consolidated financial statements for the year ended December 31, 2004, as well as the interim reports for the quarters ended March 31, June 30, and September 30, 2005. Following are the transactions which precipitated the restatements:

         (A) Goodwill associated with the acquisition of Reef Ventures, LP, (May
         2004), and the related derivative liability for warrants issued as part of the purchase price. Management, after their review of EITF 00-19 "Accounting For Derivative Financial Instruments Indexed To, and Potentially Settled In, A Company's Own Stock", has concluded that it is necessary to account for goodwill and the related derivative liability associated with the May 2004 acquisition (see Note 15). At December 31, 2004, the net effect of this adjustment results in an increase in goodwill of $5,200,000, an increase in the derivative liability of $5,168,000, a gain on reduction of the derivative liability of $15,390,000 and a goodwill impairment loss of $15,358,000.

         (B) Issuance of convertible debentures with freestanding warrants and embedded beneficial conversion features. Management, after reviewing SFAS 133 and EITF 00-19, has determined that the convertible debentures issued in November, 2004, contain an embedded beneficial conversion feature. Accordingly, at December 31, 2004, this charge to the statement of operations amounted to $3,092,105.

         (C) Valuation of stock issued for services and financing costs. Management reviewed all stock issued for services and financing costs in 2004, and in accordance with the provisions outlined in EITF 96-18 and SFAS 123, management increased the charges associated with these stock issuances by $4,724,750 at December 31, 2004.

         All of the transactions referred to above relate to non-cash charges and do not affect the Company's revenues, cash flows from operations or liquidity.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------


                    SUMMARY OF RESTATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                -----------------


                                       Previously        Restatement       Restated
                                        Reported          Adjustment         Total
                                      ------------       ------------    ------------

Consolidated Balance Sheets:
   Total Assets                       $ 17,222,666  (1)  $  5,200,000    $ 22,422,666
   Total Liabilities                    12,306,107  (2)     5,168,000      17,474,107
                                      ------------       ------------    ------------
   Stockholders' Equity               $  4,916,559       $     32,000    $  4,948,559
                                      ============       ============    ============

Consolidated Results of Operations:
   Revenues                              1,883,838                  0       1,883,838
   Expenses                              8,451,280 (3,4)   23,174,855      31,626,135
                                      ------------       ------------    ------------
Net (Loss) from Operations              (6,567,442)       (23,174,855)    (29,742,297)

   Derivative Gain                               0  (5)    15,390,000      15,390,000
   Other Income                             50,260                  0          50,260
                                      ------------       ------------    ------------

Net (Loss)                            $ (6,517,182)      $ (7,784,855)   $(14,302,037)
                                      ============       ============    ============

Net (Loss) per Common Share:
   Basic and Diluted                  $      (0.12)                      $      (0.27)
                                      ============                       ============

Weighted Average Number of Common
   Shares Outstanding:
   Basic and Diluted                    53,214,230                         53,214,230
                                      ============                       ============


                         TIDELANDS OIL & GAS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005


                                          MARCH 31, 2005                                  JUNE 30, 2005
                           --------------------------------------------    --------------------------------------------
                            Previously     Restatement      Restated        Previously     Restatement      Restated
                           Reported (1)     Adjustment        Total        Reported (1)     Adjustment        Total
                           ------------    ------------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
  Cash and Cash
   Equivalents             $  4,623,198            --      $  4,623,198    $  3,468,839            --      $  3,468,839
  Accounts and Loans
   Receivable                   404,488            --           404,488         309,323            --           309,323
  Inventory                      60,159            --            60,159          75,573            --            75,573
  Prepaid
   Expenses                     418,362            --           418,362         302,531            --           302,531
                           ------------    ------------    ------------    ------------    ------------    ------------
    Total Current Assets      5,506,207            --         5,506,207       4,156,266            --         4,156,266
                           ------------    ------------    ------------    ------------    ------------    ------------
Property, Plant and
  Equipment, Net              9,245,326            --         9,245,326       9,630,591            --         9,630,591
                           ------------    ------------    ------------    ------------    ------------    ------------
Other Assets:
  Deposits                        6,608            --             6,608           6,608            --             6,608
  Deferred Charges               38,750            --            38,750               0            --                 0
  Restricted Cash                75,000            --            75,000          75,846            --            75,846
  Note Receivable               287,170            --           287,170         286,114            --           286,114
  Goodwill                    1,158,937       5,200,000       6,358,937       1,158,937            --         1,158,937
                           ------------    ------------    ------------    ------------    ------------    ------------
    Total Other Assets        1,566,465       5,200,000       6,766,465       1,527,505            --         1,527,505
                           ------------    ------------    ------------    ------------    ------------    ------------

    Total Assets           $ 16,317,998    $  5,200,000    $ 21,517,998    $ 15,314,362    $          0    $ 15,314,362
                           ============    ============    ============    ============    ============    ============

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
Current Liabilities:
  Current Maturities of
   Note Payable            $    225,000    $       --      $    225,000    $    112,500    $       --      $    112,500
  Convertible Debenture
   Payable                    5,000,000            --         5,000,000       2,480,000            --         2,480,000
  Accounts Payable and
   Accrued Expenses             438,830            --           438,830         656,302            --           656,302
  Derivative Liability                0       8,062,500       8,062,500               0            --                 0
                           ------------    ------------    ------------    ------------    ------------    ------------
    Total Current
     Liabilities              5,663,830       8,062,500      13,726,330       3,248,802            --         3,248,802
                           ------------    ------------    ------------    ------------    ------------    ------------

Long-Term Debt:

Note Payable,
 less Current
 Maturities                   6,592,301            --         6,592,301       4,255,990            --         4,255,990
                           ------------    ------------    ------------    ------------    ------------    ------------
    Total
     Liabilities             12,256,131       8,062,500      20,318,631       7,504,792            --         7,504,792
                           ------------    ------------    ------------    ------------    ------------    ------------

Stockholders' Equity:
  Common Stock                   62,364            --            62,364          74,281            --            74,281
  Additional Paid-in
   Capital                   22,918,580      13,151,198      36,069,778      28,655,789       9,531,144      38,186,933
  Subscriptions
   Receivable                  (550,000)           --          (550,000)       (550,000)           --          (550,000)
  Minority Interest                 --              --              --              --              --              --
  Accumulated Deficit       (18,369,077)    (16,013,698)    (34,382,775)    (20,370,500)     (9,531,144)    (29,901,644)
                           ------------    ------------    ------------    ------------    ------------    ------------
    Total Stockholders'
     Equity                   4,061,867      (2,862,500)      1,199,367       7,809,570            --         7,809,570
                           ------------    ------------    ------------    ------------    ------------    ------------
Total Liabilities and
  Stockholders' Equity     $ 16,317,998    $  5,200,000    $ 21,517,998    $ 15,314,362    $          0    $ 15,314,362
                           ============    ============    ============    ============    ============    ============





                         TIDELANDS OIL & GAS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005

                                        SEPTEMBER 30, 2005
                           --------------------------------------------
                            Previously     Restatement
                           Reported (1)     Adjustment        Total
                           ------------    ------------    ------------

ASSETS
Current Assets:
  Cash and Cash
   Equivalents             $  2,336,430            --      $  2,336,430
  Accounts and Loans
   Receivable                   208,668            --           208,668
  Inventory                      90,332            --            90,332
  Prepaid
   Expenses                     208,879            --           208,879
                           ------------    ------------    ------------
    Total Current Assets      2,844,309            --         2,884,309
                           ------------    ------------    ------------
Property, Plant and
  Equipment, Net             10,097,779            --        10,097,779
                           ------------    ------------    ------------
Other Assets:
  Deposits                        6,708            --             6,708
  Deferred Charges                    0            --                 0
  Restricted Cash               101,471            --           101,471
  Note Receivable               284,944            --           284,944
  Goodwill                    1,158,937            --         1,158,937
                           ------------    ------------    ------------
    Total Other Assets        1,552,060            --         1,552,060
                           ------------    ------------    ------------

    Total Assets           $ 14,494,148    $          0    $ 14,494,148
                           ============    ============    ============

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
Current Liabilities:
  Current Maturities of
   Note Payable            $    168,750    $       --      $    168,750
  Convertible Debenture
   Payable                      980,000            --           980,000
  Accounts Payable and
   Accrued Expenses             642,457            --           642,457
  Derivative Liability                0            --                 0
                           ------------    ------------    ------------
    Total Current
     Liabilities              1,791,207            --         1,791,207
                           ------------    ------------    ------------

Long-Term Debt:

Note Payable,
 less Current
 Maturities                   4,252,304            --         4,252,304
                           ------------    ------------    ------------
    Total
     Liabilities              6,043,511            --         6,043,511
                           ------------    ------------    ------------

Stockholders' Equity:
  Common Stock                   77,157            --            77,157
  Additional Paid-in
   Capital                   30,369,493       9,682,940      40,052,433
  Subscriptions
   Receivable                  (550,000)           --          (550,000)
  Minority Interest
  Accumulated Deficit       (21,446,013)     (9,682,940)    (31,128,953)
                           ------------    ------------    ------------
    Total Stockholders'
     Equity                   8,450,637            --         8,450,637
                           ------------    ------------    ------------
Total Liabilities and
  Stockholders' Equity     $ 14,494,148    $          0    $ 14,494,148
                           ============    ============    ============


                         TIDELANDS OIL & GAS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------


                   SUMMARY OF RESTATED INTERIM REPORTS - 2005

                             Three Months Ended March 31, 2005                Six Months Ended June 30, 2005
                       --------------------------------------------    --------------------------------------------

                        Previously     Restatement       Restated       Previously     Restatement       Restated
                       Reported (1)        (2)            Total       Reported (1)         (2)            Total
                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
  Gas Sales and
   Pipeline Fees       $    586,949    $       --      $    586,949    $    849,490    $       --      $    849,490
  Construction
   Services                  41,126            --            41,126         119,121            --           119,121
                       ------------    ------------    ------------    ------------    ------------    ------------
    Total Revenues          628,075            --           628,075         968,611            --           968,611
                       ------------    ------------    ------------    ------------    ------------    ------------
Expenses:
    Cost of Sales           284,679            --           284,679         415,248            --           415,248
    Operating
     Expenses                66,774            --            66,774         129,137            --           129,137
    Depreciation            115,441            --           115,441         236,395            --           236,395
    Interest                209,787            --           209,787         393,860            --           393,860
    Beneficial
     Conversion
     Feature
     Interest                     0       4,736,843       4,736,843               0         135,789         135,789
    Sales, General
     and
     Administrative       1,220,911         597,500       1,818,411       3,098,570       1,578,500       4,677,070
    Impairment
     Losses                       0            --                 0               0       5,200,000       5,200,000
                       ------------    ------------    ------------    ------------    ------------    ------------
    Total Expenses        1,897,592       5,334,343       7,231,935       4,273,210       6,914,289      11,187,499
                       ------------    ------------    ------------    ------------    ------------    ------------
(Loss) from
 Operations              (1,269,517)     (5,334,343)     (6,603,860)     (3,304,599)     (6,914,289)    (10,218,888)

    Derivative Gain
     (Loss)                    --        (2,894,500)     (2,894,500)           --         5,168,000       5,168,000
    Gain (Loss) on
     Equipment Sale          (3,167)           --            (3,167)         (3,167)           --            (3,167)
    Interest and
     Dividend Income         35,992            --            35,992          69,651            --            69,651
    Minority
     Interest                  --              --              --              --              --              --
    Litigation
     Settlement                   0            --                 0               0            --                 0
                       ------------    ------------    ------------    ------------    ------------    ------------
Net (Loss)             $ (1,236,692)   $ (8,228,843)   $ (9,465,535)   $ (3,238,115)   $ (1,746,289)   $ (4,984,404)
                       ============    ============    ============    ============    ============    ============
Net (Loss) Per
 Common Share,
 Basic and Diluted:    $      (0.02)   $       --      $      (0.15)   $      (0.05)   $       --      $      (0.07)
                       ============    ============    ============    ============    ============    ============
Weighted Average
 Number of Common
 Shares Outstanding:
        Basic and
         Diluted         61,893,359            --        61,893,359      67,941,251            --        67,941,251
                       ============    ============    ============    ============    ============    ============




                         TIDELANDS OIL & GAS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005


                           Nine Months Ended September 30, 2005
                       --------------------------------------------
                        Previously     Restatement
                       Reported (1)         (2)            Total
                       ------------    ------------    ------------
Revenues:
  Gas Sales and
   Pipeline Fees       $  1,097,505    $       --      $  1,097,505
  Construction
   Services                 119,121            --           119,121
                       ------------    ------------    ------------
    Total Revenues        1,216,626            --         1,216,626
                       ------------    ------------    ------------
Expenses:
    Cost of Sales           635,113            --           635,113
    Operating
     Expenses               210,545            --           210,545
    Depreciation            360,817            --           360,817
    Interest                503,950            --           503,950
    Beneficial
     Conversion
     Feature
     Interest                     0        (501,659)       (501,659)
    Sales, General
     and
     Administrative       4,022,271       2,556,200       6,578,471
    Impairment
     Losses                       0       5,200,000       5,200,000
                       ------------    ------------    ------------
    Total Expenses        5,732,696       7,254,541      12,987,237
                       ------------    ------------    ------------
(Loss) from
 Operations              (4,516,070)     (7,254,541)    (11,770,611)

    Derivative Gain
     (Loss)                    --         5,168,000       5,168,000
    Gain (Loss) on
     Equipment Sale          (3,167)           --            (3,167)
    Interest and
     Dividend Income         96,240            --            96,240
    Minority
     Interest                  --              --              --
    Litigation
     Settlement             109,369         188,456         297,825
                       ------------    ------------    ------------
Net (Loss)             $ (4,313,628)   $ (1,898,085)   $ (6,211,713)
                       ============    ============    ============
Net (Loss) Per
 Common Share,
 Basic and Diluted:    $      (0.06)   $       --      $      (0.09)
                       ============    ============    ============
Weighted Average
 Number of Common
 Shares Outstanding:
        Basic and
         Diluted         69,378,850            --        69,378,850
                       ============    ============    ============

(1)      Adjust goodwill to period ending balances.

(2) Adjust to recognize fair value of derivative financial instruments as liabilities at December 31, 2004 ($5,168,000) and first quarter adjustment ($2,894,500) necessitated by marking to market the fair value of the derivative.

(3)      Adjustments associated with the issuance of convertible debentures.

(4) Adjustments to recognize the fair value of services and related expenses paid for by the issuance of stock.

(5) Adjustments to recognize the gain / (loss) on changes in the derivative liability. equity to derivative liabilities when the conversion price became variable.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - PREPAID EXPENSES
------   ----------------

         A summary of prepaid expenses at December 31, 2005 and December 31, 2004 is as follows:

                                  December 31,   December 31,
                                      2005           2004
                                  ------------   ------------

         Prepaid Expenses-Other   $      2,741   $      4,802
         Prepaid Insurance              88,340         82,318
         Prepaid License Fee            84,270         79,500
         Prepaid Financing                   0        310,000
         Prepaid Rent                    7,500          8,301
         Prepaid Interest                1,087          2,567
                                  ------------   ------------
                                  $    183,938   $    487,488
                                  ============   ============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2005 and December 31, 2004 is as follows:

                                                                              Estimated
                                                  December 31,  December 31,   Economic
                                                      2005          2004        Life
                                                  -----------   -----------  -----------
Pre-Construction Costs:
    International Crossings to Mexico             $   540,880   $    27,601   N/A
       Mexican Gas Storage Facility
           and Related Pipelines                    1,926,616       928,232   N/A
        Domestic LNG System                            18,319             0
       Propane Distribution Systems                         0       207,415   N/A
                                                  -----------   -----------
             Total                                  2,485,815     1,163,248
Office Furniture, Equipment and
  Leasehold Improvements                              174,412        46,141   5 Years
Pipelines - Domestic                                        0       431,560   15 Years
Pipeline - Eagle Pass, TX to Piedras
  Negras, Mexico                                    6,106,255     6,106,255   20 Years
Gas Processing Plant                                        0       186,410   15 Years
Tanks & Lines - Propane Distribution
  System                                            1,895,494     1,596,439   5 Years
Machinery and Equipment                                66,493        57,180   5 Years
Trucks, Autos and Trailers                            136,940        63,175   5 Years
                                                  -----------   -----------

            Total                                  10,865,409     9,650,408
Less:  Accumulated Depreciation                       823,321       564,095
                                                  -----------   -----------

           Net Property, Plant and Equipment      $10,042,088   $ 9,086,313
                                                  ===========   ===========

         Depreciation expense for the years ended December 31, 2005 and December 31, 2004 was $485,581 and $244,889 respectively.

NOTE 5 - RESTRICTED CASH
------   ----------------

         Restricted cash consists of certificates of deposit to secure letters of credit issued to the Railroad Commission of Texas.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at December 31, 2005 and December 31, 2004 is as follows:

                                                     December 31,   December 31,
                                                         2005           2004
                                                     ------------   ------------


         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                              4,496,468      6,731,883

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 18, 2006                            0      5,000,000
                                                     ------------   ------------
                                                        4,496,468     11,731,883

         Less:  Current Maturities                        225,000              0
                                                     ------------   ------------

                   Total Long-Term Debt              $  4,271,468   $ 11,731,883
                                                     ============   ============

NOTE 7 - INCOME TAXES
------   ------------

         The Company files a consolidated federal income tax return. At December 31, 2005, the Company had a net operating loss carry forward of approximately $24,200,000 available to offset future federal taxable income through 2025.

         The components of the deferred tax assets and liabilities accounts at December 31, 2005 are as follows:

                    Total Deferred Tax Assets           $ 8,470,000
                    Less:  Valuation Allowance            8,470,000
                                                        -----------
                    Deferred Tax Asset (Liability)      $         0
                                                        ===========

NOTE 8 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On January 3, 2005, the company issued 200,000 shares of its common stock for 2005 legal fees valued at $100,000 under the 2004 Stock Grant and Option Plan.

         On February 1, 2005, the company issued 500,000 shares of its restricted common stock valued at $797,500 to Impact International, LLC pursuant to the terms of the purchase of Reef Ventures, L.P.

         On February 25, 2005, the Company approved the issuance of 60,000 shares of its restricted common stock valued at $82,000 for investor public relations services.

         On May 1, 2005, the Company issued 500,000 shares of its restricted common stock valued at $900,000 to Impact International, LLC pursuant to the terms of the purchase of Reef Ventures, L.P.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



NOTE 8 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

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

         On June 27, 2005, the Company authorized the issuance of 150,000 shares of its restricted common stock valued at $199,500 to each of the three members of the Board of Directors, Michael R. Ward, Ahmed Karim and Carl Hessel.

         On June 27, 2005, the Company authorized the issuance of 150,000 shares of common stock under a 2004 non-qualified stock grant and option plan which was registered on Form S-8, November 5, 2004. The shares were valued at $199,125 and were issued to James B. Smith, the Company's Senior Vice President, CFO and newly appointed member of the Board of Directors. On July 1, 2005, the company issued 1,000,000 shares of its restricted common stock valued at $1,230,000 pursuant to an employment contract with an officer of the Company.

         On July 1, 2005, the Company issued 50,000 shares of its restricted common stock valued at $61,500 pursuant to an employment contract with an officer of the Company.

         On July 1, 2005, the Company issued 10,000 shares of its restricted common stock valued at $12,150 to an employee of the Company.

         On August 18, 2005, Tidelands settled the legal dispute with L. L. Capital Group, LLC whereby L. L. Capital Group, LLC canceled 285,000 shares of the 1,000,000 shares of the Company's restricted common stock which it had received for a one year consulting contract executed August 4, 2004. The 285,000 shares canceled were valued at $297,825.

         On December 20, 2005, the Company issued 10,000 shares of its common stock valued at $8,350 under the 2004 Stock Grant and Option Plan pursuant to an employment contract with an officer of the Company.

         On December 20, 2005, the Company issued 40,000 shares of its restricted common stock valued at 33,400 pursuant to an employment contract with an officer of the Company.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 8 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On June 14, 2005,  June 27,  2005,  July 5, 2005,  September  19, 2005,
         September 29, 2005 and November 2, 2005, Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd (the "Funds") and Robinson Reed, Inc. (a managed account of the "Funds") notified the Company of their intent to convert portions of their remaining 7% convertible debentures into common stock which were converted as follows:

                                                           Price
                                                            Per        Number of
                 Entity                       Amount       Share        Shares
                 ------                     ----------   ----------   ----------

         June 14, 2005
         -------------
         Mercator Momentum Fund, III, L.P.  $  273,600      $0.76        360,000
         Mercator Momentum Fund, L.P.          380,000       0.76        500,000
         Monarch Pointe Fund, Ltd              866,400       0.76      1,140,000

         June 27, 2005
         -------------
         Mercator Momentum Fund, III, L.P.     175,000       0.76        230,263
         Mercator Momentum Fund, L.P.          250,000       0.76        328,947
         Monarch Pointe Fund, Ltd              575,000       0.76        756,579

         July 5, 2005
         ------------
         Robinson Reed, Inc.                   200,000       0.76        263,158

         September 19, 2005
         Mercator Momentum Fund, L.P.           92,000       0.70        131,429
         Mercator Momentum Fund III, L.P.       60,000       0.70         85,714
         Monarch Pointe Fund, Ltd.             196,000       0.70        280,000
         Robinson Reed, Inc.                    52,000       0.70         74,286

         September 29, 2005
         ------------------
         Mercator Momentum Fund, L.P.          207,000       0.71        291,549
         Mercator Momentum Fund, III, L.P.     144,000       0.71        202,817
         Mercator Momentum Fund, Ltd.          459,000       0.71        646,479
         Robinson Reed, Inc.                    90,000       0.71        126,761

         November 2, 2005
         ----------------
         Mercator Momentum Fund, L.P.       $  214,000       0.76        261,579
         Mercator Momentum Fund, III, L.P.     134,900       0.76        177,500
         Monarch Pointe Fund, LTD              473,100       0.76        622,500
         Robinson Reed, Inc.                   158,000       0.76        217,895
                                            ----------                ----------
                                            $5,000,000                 6,687,456
                                            ==========                ==========

         The "Funds" shares and the "Impact" shares issued were all included in the company's registration statement filed on Form SB-2 which was declared effective by the Securities & Exchange Commission on May 27, 2005.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - STOCK  OPTIONS,  STOCK  WARRANTS AND SHARES  RESERVED  FOR  CONVERTIBLE
------   DEBENTURES
         -----------------------------------------------------------------------

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the year ending December 31, 2005 and 2004:

                                                              Shares Reserved      Weighted
                                     Stock          Stock     for Convertible     Average
                                    Options        Warrants     Debentures     Exercise Price
                                  -----------    -----------    -----------    --------------
Outstanding - December 31, 2003     2,500,000      8,516,807              0         $0.31
Granted / Issued                      250,000     10,562,141     11,111,111          0.69
Exercised                          (2,500,000)    (1,500,000)             0          0.14
                                  -----------    -----------    -----------         -----

Outstanding - December 31, 2004       250,000     17,578,948     11,111,111         $0.50
                                  -----------    -----------    -----------         -----
Granted / Issued                            0              0              0           -
Exercised / Converted                       0     (8,500,000)    (6,687,456)         0.49
Expired                                     0              0              0           -
Cancelled                                   0        (50,000)    (4,423,655)            0
                                  -----------    -----------    -----------         -----

Outstanding - December 31, 2005       250,000      9,028,948              0         $1.01
                                  ===========    ===========    ===========         =====

The 2004 Non-Qualified Stock Grant and Option Plan has 4,350,872 shares remaining available for future issuance.

On November 18, 2004, the Company entered into a Securities Purchase Agreement with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, LP, (collectively, "the Funds") and M.A.G. Capital, LLC ("M.A.G.") (formerly Mercator Advisory Group, LLC). In exchange for $5,000,000 the Company issued to the Funds, 7% convertible debentures with a maturity date of May 18, 2006. As of November 2, 2005, the $5,000,000 of convertible debentures was converted for 6,587,456 shares of the Company's common stock.

In connection with this financing the Company issued 6,578,948 common stock warrants which expire November 18, 2007. The warrants are exercisable at prices ranging from $0.80 to $0.87. The Company granted the Funds and M.A.G. registration rights on both groups of securities; such registration was declared effective May 27, 2005.

                     Accounting for Stock Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 10 - COMMITMENT FOR SUITE LICENSE AGREEMENT
-------   --------------------------------------

         On June 4, 2004, the Company entered into a Suite License Agreement with the San Antonio Spurs, L.C.C. commencing July 1, 2004 for a period of five years. The annual license fee for the first year is $159,000 and is subject to a 6% per annum price escalation thereafter. The annual fee is payable in installments as indicated in the agreement.

         The future annual license fee commitments are as follows:

                        2005                         $168,540
                        2006                          178,652
                        2007                          189,371
                        2008                          200,733
                                                     --------
                                                     $737,296
                                                     ========


NOTE 11 - RELATED PARTY TRANSACTION
-------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At December 31, 2005, the loan balance was $288,506.

 NOTE 12 - LEASES
--------   ------

         The Company entered into an operating lease on August 1, 2003 for the rental of its executive office at a monthly rent of $3,400, which expired November 30, 2005.

         The Company retained tenancy in the building under the month-to-month clause until February 1, 2006. On February 1, 2006, the Company renewed the lease until December 31, 2007 at the same $3,400 per month rental.

         The Company's wholly owned subsidiary, Sonterra Energy Corporation, entered into a sublease agreement for its executive officers in an adjacent building for $2,500 per month until its renewal in October 2005 at which time the monthly rent increased to $3,000 per month through March 31, 2006. However, on February 1, 2006, Sonterra Energy Corporation entered into a direct operating lease with the building owner at a monthly rental of $3,300 for a term ending December 31, 2007.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

 NOTE 12 - LEASES (CONTINUED)
--------   ------------------

         Sonterra Energy Corporation previously had entered into an operating lease beginning October 1, 2004 for a propane tank site at an annual rent of $10,000 expiring September 30, 2019.

         Future commitments under the operating leases are as follows:

                                 Year Ending                 Total
                                 -----------                 -----
                                   2006                   $  83,400
                                   2007                      90,400
                                   2008 - 2009              107,500
                                                          ---------
                          Total Minimum Lease Payments    $ 281,300
                                                          =========

         Rent expense for the years ended December 31, 2005 and 2004 was $82,300 and $43,300, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

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

NOTE 14 - LITIGATION
--------  ----------

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

                       TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 14 - LITIGATION (CONTINUED)
--------  ----------------------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 14 - LITIGATION (CONTINUED)
-------   ----------------------

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

         Tidelands won a partial summary judgment against Sheerin as to all of her tort claims pled against Tidelands, save and except only her claim for conversion of 500,000 shares of Tidelands stock.

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

         On March 6, 2006, Tidelands won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

         On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to Northern's Fifth Amended Petition, its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands stock, of which 500,000 was to be free trading shares. ZG claims that Tidelands breached this agreement by failing to satisfy the Northern

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 14 - LITIGATION (CONTINUED)
-------   ----------------------

         indebtedness, failing to defend and indemnify it from such debt, failing to pay off the $300,000 note, failing to issue the free trading shares in Tidelands, and by placing a stop transfer order on the restricted stock that was issued by Tidelands. ZG seeks specific performance of the agreement, recovery of an unspecified amount of damages, and its attorney's fees.

         Much of the discovery has been completed at this time. Based on investigation, and discovery to date, Tidelands appears to have a number of potential defenses to the claims of Sheerin and Northern. Tideland's intends to aggressively defend these lawsuits. The complexity of the issues in this case and the inherent uncertainties in litigation of this kind prevent a more definitive evaluation of the extent of Tidelands' liability exposure.

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

         In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," management has reached the conclusion that there is a remote possibility that any or all of the aforementioned claims would be upheld at trial and has also determined that the amount of the claims cannot be reasonably estimated. Accordingly, the Company's financial statements reflect no accrual of a loss contingency with response to the above legal matters.


NOTE 15 - ACQUISITIONS
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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 15 - ACQUISITIONS (CONTINUED)
-------   ------------------------

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

         Summary of Purchase and Sale Agreement

         The Company and Arrecefe purchased Impact's and Coahuila's units of interest in Reef Ventures, L.P., respectively. Impact financed the sale of the Reef interests by taking back a promissory note (the "Tidelands Note") in the amount of $6,523,773 payable as follows:

         (a) The "Tidelands Note" bears interest at prime plus two (2%) percent. The note calls for quarterly interest payments during the first fifteen
         (15) months, and thereafter, principal and interest would be due quarterly amortized over twenty (20) years, but not to exceed an amount equal to One Hundred (100%) percent of Reef's net cash flow. All quarterly interest payments due which are limited by the amounts of Reef's net cash flow have been and will be added to the note balance if applicable. The unpaid balance of the note would be due at the end of the fourth year.

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

         Minority Interest

         The remaining two percent (2%) of Reef Ventures, LP, is owned by an unaffiliated third party. No value or allocation of net income or loss will be attributed until the total investment by existing ownership has been recovered.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 16 - SUBSEQUENT EVENTS
-------   -----------------

         During January, 2006, the Company completed a private placement of $6,569,750 of securities with several institutional investors led by Palisades Master Fund, L.P. The private placement consists of Original Issue Discount Convertible Debentures, convertible into common stock of the Company at a conversion price of $0.87 per share. The investors will also receive three-year warrants to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additional 13 month callable warrants to purchase, in the aggregate, 7,551,432 were issued to the investors with an exercise price of $1,275 which warrants include a forced exercise provision by the Company if certain price and equity conditions are met. The Company will receive net proceeds of $4,964,410 from the transactions.