Form 10QSB
period 2006-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-05-23
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2006

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


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes      No  X
                                  -----   -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, there were 79,712,485 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes      No  X
                                                   -----   -----

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page

PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2006, and December 31, 2005.................................3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2006 and 2005....................4

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2006 and 2005..................5-6

         Notes to Condensed Consolidated Financial Statements...............7-12

Item 2 - Management's Discussion and Analysis or Plan of Operation............13

Item 3 - Controls and Procedures..............................................14


PART II - Other Information

Item 1 - Legal Proceedings....................................................15

Item 2 - Changes in Securities and Use of Proceeds............................15

Item 3 - Defaults Upon Senior Securities......................................15

Item 4 - Submission of Matters to a Vote of Security Holdings.................15

Item 5 - Other Information....................................................15

Item 6 - Exhibits and Reports on Form 8K......................................15

Signature.....................................................................16


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                               March 31,     December 31,
                                                                 2006            2005
                                                             ------------    ------------
                                                             (Unaudited)      (Restated)
Current Assets:
      Cash                                                   $  5,051,285    $  1,113,911
      Accounts and Loans Receivable                               339,633         468,458
      Inventory                                                   116,605         142,204
      Prepaid Expenses                                            152,806         183,938
                                                             ------------    ------------
         Total Current Assets                                   5,660,329       1,908,511
                                                             ------------    ------------

Property Plant and Equipment, Net                              10,563,625      10,042,088
                                                             ------------    ------------

Other Assets:
      Deposits                                                     64,004          14,004
      Restricted Cash                                              77,364          76,803
      Note Receivable                                             292,112         288,506
      Deferred Charges                                          1,625,458               0
      Goodwill                                                  1,158,937       1,158,937
                                                             ------------    ------------
         Total Other Assets                                     3,217,875       1,538,250
                                                             ------------    ------------

         Total Assets                                        $ 19,441,829    $ 13,488,849
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Current Maturities - Notes Payable                     $    225,000    $    225,000
      Accounts Payable and Accrued Expenses                       805,180       1,225,554
                                                             ------------    ------------
         Total Current Liabilities                              1,030,180       1,450,554

Long-Term Debt                                                 10,916,270       4,271,768
                                                             ------------    ------------

         Total Liabilities                                     11,946,450       5,722,322
                                                             ------------    ------------

Commitments and Contingencies                                        --              --

Stockholders' Equity:
      Common Stock, $.001 Par Value per Share,
        100,000,000 Shares Authorized, 79,955,815
        and 78,495,815 Shares Issued and
        Outstanding at March 31, 2006
        and December 31, 2005 Respectively                         79,957          78,497
      Paid-in Capital in Excess of Par Value                   42,131,214      40,818,174
      Subscriptions Receivable                                   (440,000)       (550,000)
      Minority Interest                                              --              --
      Accumulated (Deficit)                                   (34,275,792)    (32,580,144)
                                                             ------------    ------------
         Total Stockholders' Equity                             7,495,379       7,766,527
                                                             ------------    ------------

         Total Liabilities and Stockholders' Equity          $ 19,441,829    $ 13,488,849
                                                             ============    ============

      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended    Three Months Ended
                                                 March 31, 2006        March 31, 2005
                                               ------------------    ------------------
                                                                         (Restated)
Revenues:
      Gas Sales and Pipeline Fees              $          672,506    $          586,949
      Construction Services                               129,388                41,126
                                               ------------------    ------------------
         Total Revenues                                   801,894               628,075
                                               ------------------    ------------------

Expenses:
      Cost of Sales                                       376,866               284,679
      Operating Expenses                                   84,531                66,774
      Depreciation                                        115,764               115,441
      Interest                                            111,059               209,787
      Beneficial Conversion Feature Interest                    0             4,736,843
      Sales, General and Administrative                 1,842,942             1,818,411
                                               ------------------    ------------------
         Total Expenses                                 2,531,162             7,231,935
                                               ------------------    ------------------

(Loss) From Operations                                 (1,729,268)           (6,603,860)

Derivative (Loss)                                               0            (2,894,500)
(Loss) on Sale of Asset                                         0                (3,167)
Interest and Dividend Income                               33,620                35,992
                                               ------------------    ------------------

Net (Loss)                                     $       (1,695,648)   $       (9,465,535)
                                               ==================    ==================

Net (Loss) Per Common Share:
      Basic and Diluted                        $            (0.02)   $            (0.15)
      -----------------                        ==================    ==================

Weighted Average Number of Common
       Shares Outstanding                              79,712,485            61,983,359
                                               ==================    ==================





      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ended    Three Months Ended
                                                   March 31, 2006        March 31, 2005
                                                 ------------------    ------------------
                                                                           (Restated)
Cash Flows Provided (Required) By
  Operating Activities:
     Net (Loss)                                  $       (1,695,648)   $       (9,465,535)
     Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:
         Depreciation                                       115,764               115,441
         Loss on Disposal of Equipment                            0                 3,167
         Change in Derivative Liability                           0             2,894,500
         Issuance of Common Stock:
           For Services Provided                            869,500               979,500
         Beneficial Conversion Feature Interest                   0             4,736,843
         Changes in:
           Accounts Receivable                              128,825               111,899
           Inventory                                         25,599                22,364
           Prepaid Expenses                                  31,132                69,126
           Deferred Charges                              (1,625,458)               77,500
           Deposits                                         (50,000)               (2,500)
           Restricted Cash                                     (561)                    0
           Accounts Payable and
             Accrued Expenses                                24,626              (135,394)
                                                 ------------------    ------------------

Net Cash (Required) By Operating Activities               (2,176,221)             (593,089)
                                                 ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant
           and Equipment                                   (637,301)             (278,421)
      Disposals of Equipment                                      0                   800
                                                 ------------------    ------------------

Net Cash (Required) By Investing Activities                (637,301)             (277,621)
                                                 ------------------    ------------------



      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                               Three Months Ended    Three Months Ended
                                                 March 31, 2006        March 31, 2005
                                               ------------------    ------------------
                                                                         (Restated)
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Stock Subscriptions
         Receivable                                       110,000                     0
      Proceeds from Long-Term Loans                     6,644,502                85,418
      Repayment of Short-Term Loans                             0                     0
      Loan to Related Party                                (3,606)                 (564)
                                               ------------------    ------------------

Net Cash Provided by Financing Activities               6,750,896                84,854
                                               ------------------    ------------------

Net Increase (Decrease) in Cash                         3,937,374              (785,856)

Cash at Beginning of Period                             1,113,911             5,484,054
                                               ------------------    ------------------

Cash at End of Period                          $        5,051,285    $        4,698,198
                                               ==================    ==================

Supplemental Disclosures of
   Cash Flow Information:
      Cash Payments for Interest               $           84,657    $          115,994
                                               ==================    ==================

      Cash Payments for Income Taxes           $                0    $                0
                                               ==================    ==================

Non-Cash Investing and Financing Activities:
   Issuance of Common Stock:
      Payment of Accrued Expense               $          445,000    $                0
                                               ------------------    ------------------

      Total Non-Cash Investing and
         Financing Activities                  $          445,000    $                0
                                               ==================    ==================



      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1  - BASIS OF PRESENTATION
------    ---------------------

          The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2006, and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005, is derived from the registrant's Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2005, included in the registrant's Form 10-KSB for the year ended December 31, 2005.

          Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, LP, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., and Esperanza Energy, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2  - LITIGATION
------    ----------

          On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas (Northern) when it sued Betty Lou Sheerin (Sheerin) for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, Ltd., and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd ., and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil and Gas Corporation (Tidelands). She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering, Ltd., and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tidelands' answer date in order to allow time for mediation of the case. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003. Tidelands' answer denies all of Sheerin's allegations.

          On May 24 and June 16, 2004, respectively, Betty Lou Sheerin filed her first and second amended original answer, affirmative defenses, special exceptions and second amended original counterclaim, second amended original third party cross-actions and requests for disclosure. In these amended pleadings, she sued Michael Ward, Royis Ward, James B. Smith, Carl Hessel and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of contract, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion. Sheerin has now non-suited her claims against Michael Ward, Royis Ward, and James B. Smith.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2  - LITIGATION (CONTINUED)
------    ----------------------

          In September 2002, as a pre-closing deposit to the purchase of the Zavala Gathering System, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003, Sheerin filed a separate lawsuit against Tidelands in the 150th District Court of Bexar County, Texas on this promissory note seeking a judgment against Tidelands for the principle amount of the note, plus interest. On December 29, 2003, Tidelands answered this lawsuit denying liability on the note. On April 1, 2004, Tidelands filed a plea in abatement asking the court to dismiss or abate Sheerin's lawsuit on the $300,000 promissory note as it was related to and its outcome was dependent on the outcome of the Sheerin third party cross action against Tidelands in Cause Number 2002-C1-16421. The Company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

          On September 15, 2004, and again on October 15, 2004, respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessel and Ahmed Karim. After adding the claim on the $300,000 promissory note to the third party claims of Sheerin against Tidelands in Cause No. 2002-C1-16421, Sheerin dismissed Cause Number 2002-C1-16421.

          Tidelands won a partial summary judgment against Sheerin as to all of her tort claims pled against Tidelands, save and except only her claim for conversion of 500,000 shares of Tidelands' stock.

          Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern Natural Gas Company, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2  - LITIGATION (CONTINUED)
------    ----------------------

          On August 5, 2005, Northern Natural Gas Company filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950,000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third-party beneficiary under a December 3, 2001 purchase and sale agreement between ZG Gathering, Ltd., and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG Gathering, Ltd. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question.

          On March 6, 2006, Tidelands won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

          On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to Northern's Fifth Amended Petition, its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands' stock, of which 500,000 was to be free-trading shares. ZG claims that Tidelands breached this agreement by failing to satisfy the Northern indebtedness, failing to defend and indemnify it from such debt, failing to pay off the $300,000 note, failing to issue the free-trading shares in Tidelands, and by placing a stop transfer order on the restricted stock that was issued by Tidelands. ZG seeks specific performance of the agreement, recovery of an unspecified amount of damages, and its attorney's fees.

          Much of the discovery has been completed at this time. Based on investigation, and discovery to date, Tidelands appears to have a number of potential defenses to the claims of Sheerin and Northern. Tidelands intends to aggressively defend these lawsuits. The complexity of the issues in this case and the inherent uncertainties in litigation of this kind prevent a more definitive evaluation of the extent of Tidelands' liability exposure.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2  - LITIGATION (CONTINUED)
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

NOTE 3  - COMMON STOCK TRANSACTIONS
------    -------------------------

          On January 2, 2006, the Company issued 500,000 shares of its restricted common stock valued at $455,000 pursuant to an employment contract with an officer of the Company.

          On January 3, 2006, the Company issued 500,000 shares of its common stock valued at $445,000 under the 2004 Stock Grant and Option Plan pursuant to an employment contract with an officer of the Company.

          On January 16, 2006, the Company issued 250,000 shares of its common stock for 2006 legal fees valued at $215,000 under the 2004 Stock Grant and Option Plan.

          On January 30, 2006, the Company issued 60,000 shares of its common stock valued at $57,000 for legal services.

          On January 30, 2006, the Company issued 150,000 shares of its restricted common stock valued at $142,500 pursuant to an employment contract with an officer of the Company.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4  - RELATED PARTY TRANSACTION
------    -------------------------

          The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At March 31, 2006, the loan balance was $292,112.



NOTE 5  - DEBT FINANCING
------    --------------

          On January 20, 2006, the Company completed a private placement of $6,569,750 of convertible debt with seven institutional investors. The net proceeds realized by the Company were $4,964,410. The Company issued original issue discount debentures with a maturity date of January 20, 2008, and a conversion feature which permitted the holders to convert into common stock of the Company at a price of $0.87 per share. The investors also received three year "Series A Common Stock Warrants" to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additionally, the Company issued to the investors "Series B Common Stock Warrants" which provided for a thirteen month exercise period, at a conversion price of $1.275 per share, and an aggregate purchase total of 7,551,432 shares of common stock of the Company.

          In accordance with this private placement, the Company entered into a "Registration Rights Agreement" with the investors, whereby, among other terms and conditions, the Company must comply with various effective dates and periods or, if in default of said dates and/or periods, be subject to liquidated damages as outlined in the master agreement.


NOTE 6  - SUBSEQUENT EVENTS
------    -----------------

          During this quarter, the Company solicited shareholder written consents in lieu of a special meeting of the shareholders. The consents were counted and effective April 17, 2006. The Company sought and obtained a 77.5% majority shareholder approval to amend our Company's Certificate of Incorporation increasing our authorized Capital Stock from 100,000,000 shares to 250,000,000 shares.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Business Overview

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America. The Company has also begun a feasibility study for the potential development of an offshore LNG regasification terminal and connecting natural gas pipeline in the vicinity of Long Beach, California.

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. Additionallly, revenues are derived from the provision of construction services for yard lines and meter sets installed to a homeowner's lot, and the sale of propane gas to residential customers in Central Texas through the assets owned by Sonterra Energy Corporation.


Recent Developments

In the three months ended March 31, 2006, several significant developments occurred with respect to the businesses operated by the Company.


Financing Transaction

On January 20, 2006, the Company entered into Securities Purchase Agreements with seven accredited investors(collectively, "Purchasers or Holders"). We sold $6,569,750 Dollars, in the aggregate principal amount, of discounted convertible debentures("Debentures") and Series A and Series B Warrants to purchase common stock ("Warrants") for an aggregate payment of $5,396,098 after deduction for the interest discount. The Company paid an 8% commission to the placement agent, HPC Capital Management, LLC., a registered broker-dealer. The Company granted HPC Capital Management Series A Common Stock Purchase Warrants as additional transaction compensation. The Company received net proceeds of $4,949,291.88 after deduction of legal costs, commissions and interest discount. We intend to use the proceeds for working capital.

The sale of these securities required the Company to increase its authorized common stock capital because it had insufficient authorized capital to comply with all of the Debenture conversion and Warrant exercise provisions contained in the Transaction Documents. We have reserved 9,000,000 common shares of our unissued authorized common stock capital for the transaction. On April 17, 2006, an amendment to the articles of incorporation of the Company was approved via written consent in lieu of a special meeting of the shareholders of the Company and on April 19, 2006, the Company amended its articles of incorporation by increasing its authorized common stock capital from One Hundred Million (100,000,000) shares, par value $0.001 per share to Two Hundred Fifty Million (250,000,000) shares, par value $0.001 per share, thus satisfying the requirements of the financing documents.

We have also agreed to file a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission ("SEC") to register the common stock underlying the Debentures and Warrants.

We sold these securities in an exempt transaction under the Securities Act of 1933,(the "Act") as amended, pursuant to Section 4(2) and Regulation D Rule 506. These are restricted securities and may not be resold without registration under the Act or an exemption from the registration requirements of the Act.

The Debentures are Original Issue Discount Convertible Debentures with an aggregate face amount of $6,569,750. The purchasers paid an aggregate principal sum of $5,396,098. The face amount of the Debentures is due January 20, 2008. The difference between the face amount and the aggregate principal paid represents the interest expense. The Debenture Holder may convert all or part of the Debenture face amount into shares of Tidelands common stock at any time at an initial conversion rate of $0.87 per share.

The Purchasers have agreed to restrict their ability to convert their Debentures or Exercise their Warrants and receive our shares such that the number of shares of common stock held by each of them individually in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding Company common shares. This beneficial ownership limitation may be waived by the Holder.

Subject to specific terms and conditions in the Debenture, the Company has the option to force conversion of the Debentures into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 250% of the then Conversion Price for a period of time based on a Volume Weighted Average Price (VWAP) formula. The VWAP share price must exceed this 250% price for at least 20 consecutive Trading Days.

The conversion price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents.

We granted the Purchasers Series A Common Stock Purchase Warrants (Series A Warrants) to purchase 2,491,974 shares of our common stock at $0.935 per share. We also granted HPC Capital Management 65,697 Series A Common Warrants to purchase our common stock at $0.935 per share.

The Series A Warrants may be exercised immediately by the Purchasers and terminate on January 20, 2009.

Subject to specific terms and conditions in the Series A Warrant including an effective registration statement registering underlying shares, the Company has the call option to force conversion of this Warrant into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 250% of the then effective Exercise Price for a period of time based on a Volume Weighted Average Price (VWAP) formula. The VWAP share price must exceed this 250% threshold price for at least 20 consecutive Trading Days.

If at any time after one year from the date of issuance there is no effective registration statement registering, or no current prospectus available for the resale of the underlying shares, then this Warrant may also be exercised by means of "cashless exercise" as determined by a formula described in the Warrant.

The exercise price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents.

We granted the Purchasers Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase 7,551,432 shares of our common stock at $1.275 per share. The Purchasers have the right to exercise the Series B Warrants commencing at any time on, or after January 20, 2007 and on, or before February 19, 2007.

Subject to specific terms and conditions in the Series B Warrant, including an effective registration statement registering underlying shares, the Company has the option to force the exercise of this Warrant into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 150% of the then effective Exercise Price for a period of time based on a Volume Weighted Average Price (VWAP) formula. The VWAP share price must exceed this 150% threshold price for at least 20 consecutive Trading Days.

If at any time after one year from the date of issuance there is no effective registration statement registering, or no current prospectus available for the resale of the underlying shares, then this Warrant may also be exercised by means of "cashless exercise" as determined by a formula described in the Warrant.

The exercise price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents.

We have granted the Purchasers and HPC Capital Management registration rights on the shares underlying the Debentures and the Warrants. The Common Stock underlying the Debentures and Warrants will be registered under the Securities Act of 1933, as amended, for re-offer and re-sale by the Purchasers and HPC Capital Management. If the Company fails to timely file a registration statement or is unable to have the registration statement declared effective by the SEC within the stated periods of time, we will trigger a default and be subject to among other things, acceleration of the Debentures, at the Purchasers' options, additional default interest payment and monetary liquidated damages. The liquidated damages will be capped at 20% of the Debentures face amounts.


Esperanza Energy LLC

Esperanza Energy LLC ("Esperanza") was formed as a wholly owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water liquefied natural gas (LNG) regas terminal in the offshore waters near Long Beach, California. Esperanza would utilize TORP Technology's HiLoad LNG Regas unit which attaches to an LNG tanker, directly vaporizes the LNG as it is offloaded and injects the regasified natural gas into an undersea pipeline for transportation of the natural gas to onshore metering stations and transmission pipelines to supply nearby gas markets. The TORP HiLoad LNG Regas unit eliminates the need for extensive above-ground storage tanks or large marine structures required for berthing and processing of the LNG.

Esperanza is conducting the feasibility study for this project with the assistance of best-in-class LNG, environmental, pipeline and legal experts that include:

     o David Maul, former Manager of the California Energy Commission Natural Gas Office,

     o    ENTRIX,   Inc.,  a  professional   environmental   consulting  company
          specializing in environmental permitting and compliance for major offshore oil and gas projects in California and the United States,

     o    Project   Consulting   Services,   Inc.,  a  leader  in   engineering,
          construction, management, and inspection of onshore and offshore pipelines, and

     o Pillsbury Winthrop Shaw Pittman, LLP, an interdisciplinary law firm with leading practices in environmental, land use and energy legal advice and in project development and finance.

          Active consultations continue with California stakeholders and the above mentioned team regarding the optimal design and operational configuration of the project. A primary objective of the project feasibility study is to design the project to exceed California environmental, public health and safety requirements.


Sonora Pipeline LLC and Terranova Energia, S. de R.L. de C.V.

The cross-border gas pipeline and storage development activities of the above entities to establish the Burgos Hub Export/Import project progressed forward in two principal areas:

Permitting Activities -
Sonora Pipeline LLC continued its efforts to finish all activities necessary to move from NEPA pre-filing status to a submission for Certification for its two International Pipeline U.S. segment, the Progreso International Pipeline and the Mission International Pipeline. Sonora believes it has filed all needed revisions to the Draft Environmental Report for the Progreso International Pipeline with FERC for purposes of the NEPA Environmental Assessment requirements. This pipeline is the eastern leg of the U.S. pipelines which will interconnect with the Tennessee Gas Pipeline transmission lines at the Alamo Station and deliver natural gas to the Brasil Storage facility approximately 17 miles south of the U.S./Mexico border at Progreso, Texas. The Mission International Pipeline segment was re-designed in the first quarter of 2006 due to a routing conflict with a fiber optic line. It will be approximately 24 miles long and will commence at the existing HPL Valero-Gilmore gas plant in Hidalgo County, Texas and extend southward to the Arguelles crossing of the Rio Grande River into Mexico near the city of Mission, Texas. The completion of NEPA pre-filing activities for the Mission segment including responses to FERC inquiries and scoping of affected stakeholders is anticipated in the second quarter of 2006. The current catalog of FERC correspondence for Sonora's activities is located at www.ferc.gov under Docket No. PF05-15.

Terranova Energia, S. de R.L. de C.V. continued its permitting efforts with the Comision Reguladora de Energia (CRE) in Mexico by submitting several additional capex and opex revisions to its previous submissions for the Occidente Pipeline segment in response to comments from CRE staff and with the assistance of its financial advisory firm, HSBC Securities USA. We submitted the permit application for the Terranova pipeline Occidente section to the CRE, the Mexican energy regulatory entity, on March 18, 2005 and they were accepted for full review on June 14, 2005. Terranova expects that barring further requests from CRE for information or revisions of existing information from the Company, final drafting of the CRE resolution for approval of the pipeline permit will occur in the next few weeks with approval of a final resolution and issuance of a pipeline permit after appropriate consideration by the CRE commissioners. Additionally, we submitted the storage permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by the CRE. As a result, management has no reliable estimate concerning when this permit application will be presented for decision by staff to the CRE Commissioners.

Commercial Activities -
The Company continues to present the pipeline and storage segments of the Burgos Hub Export/Import project to commercial audiences in efforts to solicit their interest and participation in the project at various levels. There have been numerous introductory meetings with staff of the CFE and the Monterrey industrial consumers of natural gas with a view toward clarifying their need and usage of the proposed project facilities. Future efforts will concentrate on the development and negotiation of precedent agreements for capacity reservation of the project facilities. Preliminary evaluation of demand for storage capacity reservation based upon direct discussion with the various customers is conservatively estimated at 40 Bcf for the market area influenced by the project. Similarly, several discussions continue with interested parties in the U.S. and Mexico regarding the execution of a joint development agreement between Terranova and their firms for the funding, development and ownership of the project.


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


Results of Operations

REVENUES: The Company reported revenues of $801,894 for the three months ended March 31, 2006 as compared with revenues from continuing operations of $628,075 for the three months ended March 31, 2005. The revenue increase resulted from increasing revenues of Sonterra Energy Corporation due to an increase in total customers served and product prices in the first three months of 2006 versus the first three months of 2005.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $7,231,935 for the three months ended March 31, 2005 to $2,531,162 for the three months ended March 31, 2006 . The principal reason for this amount of decrease was the lack of expense for Beneficial Conversion Feature Interest in the three months ended March 31, 2006 versus the three months ended March 31, 2005.

COST OF SALES: Total Cost of Sales increased from $284,679 for the three months ended March 31, 2005 to $376,866 for the three months ended March 31, 2006. This increase resulted from the increased volume of propane sold by Sonterra Energy Corporation in the three months ended March 31, 2006 versus March 31, 2005.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $66,774 for the three months ended March 31, 2005 to $84,531 for the three months ended March 31, 2006. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative three months for 2005.
Depreciation expense remained basically flat for the first quarter of 2006 versus the first quarter of 2005, increasing from $115,441 for the three months ended March 31, 2005 to $115, 764 for the three months ended December 31, 2006 and reflecting no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense decreased from $209, 787 for the three months ended March 31, 2005 to $111, 059 for the three months ended March 31, 2005 as a result of the reduction of the principal amount of the note owed to Impact International LLC by $2,512,500 after the end of the first three months of 2005. No expense for Beneficial Conversion Feature Interest was recorded for the three months ended March 31, 2006 as compared to $4,736,843 for the three months ended March 31, 2005 (as restated). The market price for the Company's common stock at the relevant measurement dates during the three months ended March 31, 2006 was less than the conversion price for the debentures issued on January 20, 2006.

Accordingly, there was no benefit to the holders of the debentures in the event of conversion during those periods and no beneficial conversion interest charge was recorded.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses increased marginally by $24,531 during the three months ended March 31, 2006 to a total amount of $1,842,942 as compared $1,818,411 for the three months ended March 31, 2005. The majority of this increase was due to the operations of a new subsidiary, Esperanza Energy LLC during the three months ended March 31, 2006.

DERIVATIVE LOSS: Loss from embedded derivative instrument liabilities decreased from ($4,736,843) for the three months ended March 31, 2005 (as restated) to zero for the three months ended March 31, 2006. The warrants issued in connection with the January 20, 2006 financing had an exercise price that was greater the fair market value of the Company's common stock at the relevant measurement dates. Accordingly, no derivative loss and liability for the issuance of the warrants in this financing transaction was recorded.

NET LOSS: Net loss of ($9,465,535) for the three months ended March 31, 2005 (as restated) decreased to ($1,695,648) for the three months ended March 31, 2006, a decrease in the amount of loss of $7,769,887. The principal reason for this amount of decline in net loss was the absence of charges for Beneficial Conversion Interest and Derivative Loss charges from issuance of debentures and warrants in the three months ended March 31, 2006 versus the three months ended March 31, 2005.Included in the net loss of ($1,695,648) for the three months ended March 31, 2006 is $869,500 of expenses for employment contract costs and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: With regard to liquidity and adequacy of capital resources, management believes that adequate liquidity and cash resources exist to sustain current corporate activities for the remainder of the fiscal year. However, in the event that a decision to proceed with the offshore LNG regas terminal project in Southern California is made during the upcoming months, additional funding for the permit process will be needed. Management will evaluate the required budget and funding alternatives for such an effort as an integral part of the project feasibility study underway. Direct capital expenditures during the three months ended March 31, 2006 totaled $637,301. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems. Total debt increased from $5,722,322 at December 31, 2005 to $ 11,946,450 at March 31, 2006. The increase in total debt is due primarily to the issuance of $6,569,750 of convertible debentures in the financing transaction of January 20, 2006. Net loss for the three months ended March 31, 2006 was ($1,695,648) a decrease in net loss of 82% from the net loss of ($9,465,535) for the three months ended March 31, 2005. Basic and diluted net loss per common share decreased 86.7% to ($0.02). The net loss per share calculation for the three months ended March 31, 2006 included an increase in actual and equivalent shares outstanding.

Item 3.   Controls and Procedures

(a)  Evaluation Of Disclosure Controls And Procedures.

     Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of the restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2006, as disclosed in our Current Report on Form 8-K and described under Footnote 2 to our December 31, 2005 financial statements contained herein, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2006, we issued Michael Ward, the Company's President, CEO and member of the board of directors, 500,000 common shares representing a partial stock grant under his employment contract. The shares were valued at $455,000 or $0.91 per share.

On January 30, 2006, we issued Gene Kaslow 60,000 shares as compensation for legal services valued at $57,000 or $0.95 per share.

On January 30, 2006, we issued Julio Bastarrachea 150,000 shares as additional employee compensation valued at $142,500 or $0.95 per share.

We believe the securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     During this quarter, the Company solicited shareholder written consents in lieu of a special meeting of the shareholders. The consents were counted and effective April 17, 2006. The Company sought and obtained a 77.5% majority shareholder approval to amend our Company's Certificate of Incorporation increasing our authorized Capital Stock from 100,000,000 shares to 250,000,000 shares.

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

                                                       TIDELANDS OIL & GAS CORP.


Dated: May 19, 2006                                     /s/ Michael Ward
                                                       -------------------------
                                                       By: Michael Ward
                                                       Title: President, CEO



Dated: May 19, 2006                                     /s/ James B. Smith
                                                       -------------------------
                                                       By: James B. Smith
                                                       Title: CFO