Form 10KSB/A
period 2005-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-06-16
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes    No X
                                  ---   ---

The issuer had operating revenues of $1,725,756 for the year ended December 31, 2005.

This report contains a total of 31 pages. The Exhibit Index appears on page 33.

As of June 15, 2006, there were 80,525,815 shares of the issuer's common stock outstanding.

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

EXPLANATORY NOTE:

We have amended our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006. This amendment replaces the Company's "Report of Independent Registered Public Accounting Firm" (the Audit Report) contained in the original filing with a revised Audit Report. The revised Audit Report includes disclosure in the Notes to the Financial Statements regarding the Company's revenue recognition policy as well as separately disclosing impairment charges associated with long-lived assets and goodwill. Additionally, we have revised Item 12 titled, "Certain Relationships and Related Transactions" correcting stock issuance dates.



                         TIDELANDS OIL & GAS CORPORATION
                                  FORM 10-KSB/A

                                December 31, 2005

                                                                            Page


PART I

ITEM 7.  Financial Statements..............................................

PART III

ITEM 12.  Certain Relationships and Related Transactions...................
ITEM 13.  Exhibits.................................

SIGNATURES.................................................................
EXHIBIT INDEX..............................................................

ITEM 7.  FINANCIAL STATEMENTS


                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT..............................................     3

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets..........................................     4

     Statements of Consolidated Stockholders' Equity......................     5

     Statements of Consolidated Operations ...............................     6

     Statements of Consolidated Cash Flows ...............................   7-8

     Notes to Consolidated Financial Statements...........................  9-31

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
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Current Maturities - Note Payable                         $    225,000    $          0
   Accounts Payable and Accrued Expenses                        1,225,554         574,224
                                                             ------------    ------------

      Total Current Liabilities                                 1,450,554         574,224

Long-Term Debt                                                  4,271,768      11,731,883
                                                             ------------    ------------

      Total Liabilities                                         5,722,322      12,306,107
                                                             ------------    ------------

Commitments and Contingencies
   Derivative Liability                                                 0       5,168,000
                                                             ------------    ------------


Stockholders' Equity:
      Common Stock, $.001 Par Value per Share,
       100,000,000 Shares Authorized, 78,495,815
       and 61,603,359 Shares Issued and
       Outstanding at 2005 and 2004 Respectively                   78,497          61,604
      Additional Paid-in Capital                               40,818,174      30,354,195
      Subscriptions Receivable                                   (550,000)       (550,000)
      Minority Interest                                              --              --
      Accumulated (Deficit)                                   (32,580,144)    (24,917,240)
                                                             ------------    ------------
         Total Stockholders' Equity                             7,766,527       4,948,559
                                                             ------------    ------------

         Total Liabilities and Stockholders' Equity          $ 13,488,849    $ 22,422,666
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
                             ============    ============    ============    ============    ============    ============


           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Restated)      (Restated)
Revenues:
      Gas Sales and Pipeline Fees                  $  1,725,756    $  1,800,863
      Construction Service                              135,567          82,975
      Other                                                   0               0
                                                   ------------    ------------
           Total Revenues                             1,861,323       1,883,838
                                                   ------------    ------------

Expenses:
      Cost of Sales                                   1,003,386       1,508,891
      Operating Expenses                                202,766          99,665
      Depreciation                                      485,481         244,889
      Interest                                          611,363         300,566
      Beneficial Conversion Feature Interest           (756,329)      3,092,105
      Sales, General and Administrative               8,033,249      11,022,019
      Impairment Losses - Long-Lived Assets             392,000               0
      Impairment Losses - Goodwill                    5,200,000      15,358,000
                                                   ------------    ------------

         Total Expenses                              15,171,916      31,626,135
                                                   ------------    ------------

(Loss) from Operations                              (13,310,593)    (29,742,297)
Gain on Reduction of Derivative Liability             5,168,000      15,390,000
Loss on Equipment Sale                                   (3,167)              0
Other Income                                             61,956               0
Interest and Dividend Income                            123,075          50,260
Minority Interest                                          --              --
Litigation Settlement                                   297,825               0
                                                   ------------    ------------

Net (Loss)                                         $ (7,662,904)   $(14,302,037)
                                                   ============    ============

Net (Loss) Per Common Share:
      Basic and Diluted                            $      (0.11)   $      (0.27)
      -----------------                            ============    ============

Weighted Average Number of Common
      Shares Outstanding -
      Basic and Diluted                              70,049,587      53,214,230
      -----------------                            ============    ============





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

   Net Cash (Required)
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

Net Cash Provided By
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

         Organization
         ------------

         Tidelands Oil and Gas Corporation (the Company and formerly C2 Technologies, Inc.), was incorporated in the state of Nevada on February 25, 1997. On December 1, 2000, the Company completed its acquisition of Rio Bravo Energy, LLC, and their related entities thereby making Rio Bravo Energy, LLC, a wholly-owned subsidiary of the Company. During 2004, the Company acquired all of the stock of Sonterra Energy Corporation (Sonterra) and through this wholly-owned subsidiary, the Company purchased all of the assets of a gas distribution organization (see Note 15-Acquisitions). The Company also, during 2004, increased its ownership interest from 25% to 98% in Reef Ventures, LP, and their wholly-owned subsidiaries (Reef International, LLC and Reef Marketing, LLC) (see Note 15-Acquisitions).

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

         The requirements of SFAS 144 and the evaluation by the Company resulted in impairment losses of $392,000, all of which is attributable to the Rio Bravo Energy, LLC, Consolidated Group.

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

         Goodwill
         --------

         Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of businesses acquired. Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As the result of an acquisition during the second quarter of 2004, the Company recorded goodwill in the amount of $20,561,800. The Company evaluates the carrying value of goodwill on a quarterly basis. As part of the evaluation, the company compares the carrying value of the intangible asset with its fair value to determine whether there has been impairment. As a result of management's impairment review of goodwill during 2004 and 2005, the Company recognized impairment losses of $15,358,000 and $5,200,000 in 2004 and 2005 respectively.

         Revenue Recognition
         -------------------

         The Company's revenues for 2005 were derived principally (80%) from the sale of propane gas to residential customers, as well as charges generated from transportation fees (13%). During 2004, the Company's main source of revenue (71%) was derived from the sale of natural gas to commercial accounts, as well as the sale of propane gas to residential customers (21%) and the charging of transportation fees (4%). Additional revenues, 7% and 4% in 2005 and 2004 respectively, were the result of construction services performed in the various subdivisions which were the recipients of the propane gas hook-ups.

         Revenues are recognized at the time of monthly billings based on meter readings provided by independent contractors.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         New Accounting Standards
         ------------------------

         In June 2001, Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations", (SFAS 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 does not have a material effect on our consolidated financial statements.

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS 146) was issued and is effective for periods beginning after December 31, 2002. SFAS 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The implementation of the provisions of SFAS No. 146 does not have a material effect on the consolidated financial statements.

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
                                      ============                       ============


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005

                                     MARCH 31, 2005                                 JUNE 30, 2005
                     --------------------------------------------    --------------------------------------------
                      Previously      Restatement     Restated        Previously     Restatement      Restated
                       Reported       Adjustment        Total          Reported       Adjustment        Total
ASSETS
Current Assets:
  Cash and Cash
   Equivalents       $  4,623,198            --      $  4,623,198    $  3,468,839            --      $  3,468,839
  Accounts and
   Loans Receivable       404,488            --           404,488         309,323            --           309,323
  Inventory                60,159            --            60,159          75,573            --            75,573
  Prepaid Expenses        418,362            --           418,362         302,531            --           302,531
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total Current
     Assets             5,506,207            --         5,506,207       4,156,266            --         4,156,266
                     ------------    ------------    ------------    ------------    ------------    ------------
Property, Plant
 and Equipment, Net     9,245,326            --         9,245,326       9,630,591            --         9,630,591
                     ------------    ------------    ------------    ------------    ------------    ------------
Other Assets:
  Deposits                  6,608            --             6,608           6,608            --             6,608
  Deferred Charges         38,750            --            38,750               0            --                 0
  Restricted Cash          75,000            --            75,000          75,846            --            75,846
  Note Receivable         287,170            --           287,170         286,114            --           286,114
  Goodwill              1,158,937   (1) 5,200,000       6,358,937       1,158,937            --         1,158,937
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total Other
     Assets             1,566,465       5,200,000       6,766,465       1,527,505            --         1,527,505
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total Assets     $ 16,317,998    $  5,200,000    $ 21,517,998    $ 15,314,362    $          0    $ 15,314,362
                     ============    ============    ============    ============    ============    ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current
 Liabilities:
  Current
   Maturities of
   Note Payable      $    225,000    $       --      $    225,000    $    112,500    $       --      $    112,500
  Convertible
   Debenture Payable    5,000,000            --         5,000,000       2,480,000            --         2,480,000
  Accounts
   Payable and
   Accrued Expenses       438,830            --           438,830         656,302            --           656,302
  Derivative
   Liability                    0   (2) 8,062,500       8,062,500               0            --                 0
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total Current
     Liabilities        5,663,830       8,062,500      13,726,330       3,248,802            --         3,248,802
                     ------------    ------------    ------------    ------------    ------------    ------------
Long-Term Debt:
Note Payable,
 less Current
 Maturities             6,592,301            --         6,592,301       4,255,990            --         4,255,990
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total
     Liabilities       12,256,131       8,062,500      20,318,631       7,504,792            --         7,504,792
                     ------------    ------------    ------------    ------------    ------------    ------------
Stockholders' Equity:
  Common Stock             62,364          62,364          74,281          74,281          77,157          77,157
  Additional
   Paid-in Capital     22,918,580      13,151,198      36,069,778      28,655,789       9,531,144      38,186,933
  Subscriptions
   Receivable            (550,000)       (550,000)       (550,000)       (550,000)       (550,000)       (550,000)
  Minority Interest          --              --              --              --              --              --
  Accumulated
   Deficit            (18,369,077)    (16,013,698)    (34,382,775)    (20,370,500)     (9,531,144)    (29,901,644)
                     ------------    ------------    ------------    ------------    ------------    ------------
    Total
     Stockholders'
     Equity             4,061,867      (2,862,500)      1,199,367       7,809,570            --         7,809,570
                     ------------    ------------    ------------    ------------    ------------    ------------
Total Liabilities
 and Stockholders'
 Equity              $ 16,317,998    $  5,200,000    $ 21,517,998    $ 15,314,362    $          0    $ 15,314,362
                     ============    ============    ============    ============    ============    ============

                                      -16-

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005


                                  SEPTEMBER 30, 2005
                     --------------------------------------------
                      Previously      Restatement
                       Reported       Adjustment         Total
ASSETS
Current Assets:
  Cash and Cash
   Equivalents       $  2,336,430            --      $  2,336,430
  Accounts and
   Loans Receivable       208,668            --           208,668
  Inventory                90,332            --            90,332
  Prepaid Expenses        208,879            --           208,879
                     ------------    ------------    ------------
    Total Current
     Assets             2,844,309            --         2,844,309
                     ------------    ------------    ------------
Property, Plant
 and Equipment, Net    10,097,779            --        10,097,779
                     ------------    ------------    ------------
Other Assets:
  Deposits                  6,708            --             6,708
  Deferred Charges              0            --                 0
  Restricted Cash         101,471            --           101,471
  Note Receivable         284,944            --           284,944
  Goodwill              1,158,937            --         1,158,937
                     ------------    ------------    ------------
    Total Other
     Assets             1,552,060            --         1,552,060
                     ------------    ------------    ------------
    Total Assets     $ 14,494,148    $          0    $ 14,494,148
                     ============    ============    ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current
 Liabilities:
  Current
   Maturities of
   Note Payable      $    168,750    $       --      $    168,750
  Convertible
   Debenture Payable      980,000            --           980,000
  Accounts
   Payable and
   Accrued Expenses       642,457            --           642,457
  Derivative
   Liability                    0            --                 0
                     ------------    ------------    ------------
    Total Current
     Liabilities        1,791,207            --         1,791,207
                     ------------    ------------    ------------
Long-Term Debt:
Note Payable,
 less Current
 Maturities             4,252,304            --         4,252,304
                     ------------    ------------    ------------
    Total
     Liabilities        6,043,511            --         6,043,511
                     ------------    ------------    ------------
Stockholders' Equity:
  Common Stock
  Additional
   Paid-in Capital     30,369,493       9,682,940      40,052,433
  Subscriptions
   Receivable
  Minority Interest
  Accumulated
   Deficit            (21,446,013)     (9,682,940)    (31,128,953
                     ------------    ------------    ------------
    Total
     Stockholders'
     Equity             8,450,637            --         8,450,637
                     ------------    ------------    ------------
Total Liabilities
  and Stockholders'
 Equity              $ 14,494,148    $          0    $ 14,494,148
                     ============    ============    ============


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)



                                  Three Months Ended March 31, 2005                 Six Months Ended June 30, 2005
                            --------------------------------------------    --------------------------------------------
                             Previously                       Restated       Previously                      Restated
                              Reported       Restatement        Total         Reported       Restatement       Total
                            ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
  Gas Sales and
   Pipeline Fees            $    586,949    $       --      $    586,949    $    849,490    $       --      $    849,490
  Construction Services           41,126            --            41,126         119,121            --           119,121
                            ------------    ------------    ------------    ------------    ------------    ------------
    Total Revenues               628,075            --           628,075         968,611            --           968,611
                            ------------    ------------    ------------    ------------    ------------    ------------
Expenses:
    Cost of Sales                284,679            --           284,679         415,248            --           415,248
    Operating Expenses            66,774            --            66,774         129,137            --           129,137
    Depreciation                 115,441            --           115,441         236,395            --           236,395
    Interest                     209,787            --           209,787         393,860            --           393,860
    Beneficial Conversion
     Feature Interest                  0   (3) 4,736,843       4,736,843               0  (3)    135,789         135,789
    Sales, General
     and Administrative        1,220,911   (4)   597,500       1,818,411       3,098,570  (4)  1,578,500       4,677,070
    Impairment
     Losses                            0               0               0               0  (1)  5,200,000       5,200,000
                            ------------    ------------    ------------    ------------    ------------    ------------
    Total Expenses             1,897,592       5,334,343       7,231,935       4,273,210       6,914,289       11,187,49
                            ------------    ------------    ------------    ------------    ------------    ------------
(Loss) from
 Operations                   (1,269,517)     (5,334,343)     (6,603,860)     (3,304,599)     (6,914,289)    (10,218,888)

    Derivative Gain
     (Loss)                         --     (5)(2,894,500)     (2,894,500)           --    (5)  5,168,000       5,168,000
    Gain (Loss) on
     Equipment Sale               (3,167)           --            (3,167)         (3,167)           --            (3,167)
    Interest and
     Dividend Income              35,992            --            35,992          69,651            --            69,651
    Minority Interest               --              --              --              --              --              --
    Litigation
     Settlement                        0            --                 0               0            --                 0
                            ------------    ------------    ------------    ------------    ------------    ------------
 Net (Loss)                 $ (1,236,692)   $ (8,228,843)   $ (9,465,535)    $(3,238,11)    $ (1,746,289)    $(4,984,40)
                            ============    ============    ============    ============    ============    ============
Net (Loss) Per
 Common Share,
 Basic and Diluted:         $      (0.02)   $       --      $      (0.15)   $      (0.05)   $       --      $      (0.07)
                            ============    ============    ============    ============    ============    ============
Weighted Average
 Number of Common
 Shares Outstanding:
   Basic and Diluted          61,893,359            --        61,893,359      67,941,251            --        67,941,251
                            ============    ============    ============    ============    ============    ============

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)



                                Nine Months Ended September 30, 2005
                            --------------------------------------------
                             Previously
                              Reported       Restatement       Total
                            ------------    ------------    ------------
Revenues:
  Gas Sales and
   Pipeline Fees            $  1,097,505    $       --      $  1,097,505
  Construction Services          119,121            --           119,121
                            ------------    ------------    ------------
    Total Revenues             1,216,626            --         1,216,626
                            ------------    ------------    ------------
Expenses:
    Cost of Sales                635,113            --           635,113
    Operating Expenses           210,545            --           210,545
    Depreciation                 360,817            --           360,817
    Interest                     503,950            --           503,950
    Beneficial Conversion
     Feature Interest                  0  (3)   (501,659)       (501,659)
    Sales, General
     and Administrative        4,022,271  (4)  2,556,200       6,578,471
    Impairment
     Losses                            0  (1)  5,200,000       5,200,000
                            ------------    ------------    ------------
    Total Expenses             5,732,696       7,254,541      12,987,237
                            ------------    ------------    ------------
(Loss) from
 Operations                   (4,516,070)     (7,254,541)    (11,770,611)

    Derivative Gain
     (Loss)                         --    (5)  5,168,000       5,168,000
    Gain (Loss) on
     Equipment Sale               (3,167)           --            (3,167)
    Interest and
     Dividend Income              96,240            --            96,240
    Minority Interest
    Litigation
     Settlement                  109,369  (4)    188,456         297,825
                            ------------    ------------    ------------
 Net (Loss)                 $ (4,313,62)    $ (1,898,085)   $ (6,211,713)
                            ============    ============    ============
Net (Loss) Per
 Common Share,
 Basic and Diluted:         $      (0.06)   $       --      $      (0.09)
                            ============    ============    ============
Weighted Average
 Number of Common
 Shares Outstanding:
   Basic and Diluted          69,378,850            --        69,378,850
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

(5) Adjustments to recognize the gain / (loss) on changes in the derivative liability when the conversion price became variable.


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - PREPAID EXPENSES
------   ----------------

         A summary of prepaid expenses at December 31, 2005 and December 31, 2004 is as follows:

                                            December 31,   December 31,
                                                2005           2004
                                            ------------   ------------

         Prepaid Expenses-Other             $      2,741   $      4,802
         Prepaid Insurance                        88,340         82,318
         Prepaid License Fee                      84,270         79,500
         Prepaid Financing                             0        310,000
         Prepaid Rent                              7,500          8,301
         Prepaid Interest                          1,087          2,567
                                            ------------   ------------
                                            $    183,938   $    487,488
                                            ============   ============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2005 and December 31, 2004 is as follows:

                                                                             Estimated
                                               December 31,   December 31,    Economic
                                                   2005           2004          Life
                                               ------------   ------------   ---------
Pre-Construction Costs:
    International Crossings to Mexico          $    540,880   $     27,601   N/A
       Mexican Gas Storage Facility
           and Related Pipelines                  1,926,616        928,232   N/A
        Domestic LNG System                          18,319              0
       Propane Distribution Systems                       0        207,415   N/A
                                               ------------   ------------
             Total                                2,485,815      1,163,248
Office Furniture, Equipment and
  Leasehold Improvements                            174,412         46,141    5 Years
Pipelines - Domestic                                      0        431,560   15 Years
Pipeline - Eagle Pass, TX to Piedras
  Negras, Mexico                                  6,106,255      6,106,255   20 Years
Gas Processing Plant                                      0        186,410   15 Years
Tanks & Lines - Propane Distribution
  System                                          1,895,494      1,596,439    5 Years
Machinery and Equipment                              66,493         57,180    5 Years
Trucks, Autos and Trailers                          136,940         63,175    5 Years
                                               ------------   ------------

            Total                                10,865,409      9,650,408
Less:  Accumulated Depreciation                     823,321        564,095
                                               ------------   ------------

           Net Property, Plant and Equipment   $ 10,042,088   $  9,086,313
                                               ============   ============

         Depreciation expense for the years ended December 31, 2005 and December 31, 2004 was $485,581 and $244,889 respectively.

NOTE 5 - RESTRICTED CASH
------   ----------------

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 8 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On June 14, 2005,  June 27,  2005,  July 5, 2005,  September  19, 2005,
         September 29, 2005 and November 2, 2005, Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd (the "Funds") and Robinson Reed, Inc. (a managed account of the "Funds") notified the Company of their intent to convert portions of their remaining 7% convertible debentures into common stock which were converted as follows:

                                                           Price
                                                            Per      Number of
            Entity                              Amount     Share      Shares
            ------                              ------     -----      ------

         June 14, 2005
         -------------
         Mercator Momentum Fund, III, L.P.   $  273,600   $0.76      360,000
         Mercator Momentum Fund, L.P.           380,000    0.76      500,000
         Monarch Pointe Fund, Ltd               866,400    0.76    1,140,000

         June 27, 2005
         -------------
         Mercator Momentum Fund, III, L.P.      175,000    0.76      230,263
         Mercator Momentum Fund, L.P.           250,000    0.76      328,947
         Monarch Pointe Fund, Ltd               575,000    0.76      756,579

         July 5, 2005
         ------------
         Robinson Reed, Inc.                    200,000    0.76      263,158

         September 19, 2005
         ------------------
         Mercator Momentum Fund, L.P.            92,000    0.70      131,429
         Mercator Momentum Fund III, L.P.        60,000    0.70       85,714
         Monarch Pointe Fund, Ltd.              196,000    0.70      280,000
         Robinson Reed, Inc.                     52,000    0.70       74,286

         September 29, 2005
         ------------------
         Mercator Momentum Fund, L.P.           207,000    0.71      291,549
         Mercator Momentum Fund, III, L.P.      144,000    0.71      202,817
         Mercator Momentum Fund, Ltd.           459,000    0.71      646,479
         Robinson Reed, Inc.                     90,000    0.71      126,761

         November 2, 2005
         ----------------
         Mercator Momentum Fund, L.P.        $  214,000    0.76      261,579
         Mercator Momentum Fund, III, L.P.      134,900    0.76      177,500
         Monarch Pointe Fund, LTD               473,100    0.76      622,500
         Robinson Reed, Inc.                    158,000    0.76      217,895
                                             ----------           ----------
                                             $5,000,000            6,687,456
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

                     Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements.

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

NOTE 12 - LEASES
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

         The Company's wholly-owned subsidiary, Sonterra Energy Corporation, entered into a sublease agreement for its executive officers in an adjacent building for $2,500 per month until its renewal in October 2005 at which time the monthly rent increased to $3,000 per month through March 31, 2006. However, on February 1, 2006, Sonterra Energy Corporation entered into a direct operating lease with the building owner at a monthly rental of $3,300 for a term ending December 31, 2007.

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

         Future commitments under the operating leases are as follows:

                                Year Ending                Total
                                -----------              ---------
                                  2006                   $  83,400
                                  2007                      90,400
                                  2008 - 2009              107,500
                                                         ---------
                          Total Minimum Lease Payments   $ 281,300
                                                         =========

         Rent expense for the years ended December 31, 2005 and 2004 was $82,300 and $43,300, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 14 - LITIGATION (CONTINUED)
--------  ----------------------

         negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alFleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands. She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tideland's answer date in order to allow time for mediation of the case. Tidelands participated in a mediation on March 11, 2003. The case was not settled at that time. Tideland's answered the Sheerin suit on March 26, 2003. Tideland's answer denies all of Sheerin's allegations.

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

         On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to Northern's Fifth Amended Petition, its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands stock, of which 500,000 was to be free-trading shares. ZG claims that Tidelands breached this agreement by failing to satisfy the Northern

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 20, 2005, the Company issued 10,000 common shares valued at $8,350 and 40,000 shares of valued at $33,400, to Robert Dowies, a company vice president under the terms of his employment agreement.

On September 14, 2005, Michael Ward, James B. Smith and Ahmed Karim, executed amended promissory notes to the Company bearing interest at a rate of 5% annually and payable in full on, or before September 14, 2006. The notes were originally executed on September 14, 2004 in connection with the exercise of common stock options. The shares of stock issued previously to these individuals remained subject to security agreements. Prior to December 31, 2005, each of the above individuals paid $5,500 in interest accrued and owing to the Company on the original promissory note maturity date of September 14, 2005.

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

On November 1, 2004, we issued 500,000 common shares to James B. Smith which represents the annual stock grant under the terms of his employment agreement valued at $435,000.

One November 3, 2004, the Company issued 500,000 common shares to Michael Ward under the terms of his employment contract. The shares were valued at $417,000.

On October 18, 2004 we entered into an employment agreement with Robert Dowies. Mr. Dowies became a Company Vice President. His annual salary is $ 100,000 including an annual stock grant of 100,000 shares.

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

On April 15, 2004,  we issued  3,322  common  shares to Carl Hessel for $ 4,983.
Carl Hessel was a member of our board of directors at the time of issuance.

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

ITEM 13. EXHIBITS

Exhibit           Description                                                          Location of Exhibit
-------           -----------                                                          -------------------
31.1     Chief Executive Officer-Section 302 Certification pursuant to Sarbanes- Oxley Act.      "
31.2     Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.      "
32.1     Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.       "
32.2     Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.      "

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June, 2006.

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

Date: June 16, 2006                    /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


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