Form 10-Q
period 2006-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2006-08-21
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2006

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


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ], Accelerated filer [ ], Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2006, there were 80,565,815 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                         TIDELANDS OIL & GAS CORPORATION
                                    FORM 10-Q


                                      INDEX

                                                                            Page
PART I - Financial Information
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2006, and December 31, 2005..........................        3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2006 and 2005.............        4

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2006 and 2005...............        5

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2006 and 2005...............      6-7

         Notes to Condensed Consolidated Financial Statements..........     8-14

Item 2 - Management's Discussion and Analysis or Plan of Operation.....    15-22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....       22

Item 4 - Controls and Procedures.......................................    22-23


PART II - Other Information

Item 1 - Legal Proceedings.............................................    23-27

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...       27

Item 3 - Defaults Upon Senior Securities...............................       28

Item 4 - Submission of Matters to a Vote of Security Holdings..........       28

Item 5 - Other Information.............................................       28

Item 6 - Exhibits......................................................       29

Signature..............................................................       29

                         PART I - Financial Information

Item 1.       Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)
Current Assets:
    Cash and Cash Equivalents                      $  3,312,026    $  1,113,911
    Accounts and Loans Receivable                       306,744         468,458
    Inventory                                            84,346         142,204
    Prepaid Expenses                                    299,811         183,938
                                                   ------------    ------------
       Total Current Assets                           4,002,927       2,197,017
                                                   ------------    ------------

Property Plant and Equipment, Net                    11,193,722      10,042,088
                                                   ------------    ------------

Other Assets:
   Deposits                                              74,004          14,004
   Restricted Cash                                       51,707          76,803
   Note Receivable                                      285,287         288,506
   Deferred Charges                                   1,264,245               0
   Goodwill                                           1,158,937       1,158,937
                                                   ------------    ------------
      Total Other Assets                              2,834,180       1,249,744
                                                   ------------    ------------

      Total Assets                                 $ 18,030,829    $ 13,488,849
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Maturities - Notes Payable              $    225,000    $    225,000
   Accounts Payable and Accrued Expenses                691,015       1,225,554
                                                   ------------    ------------
      Total Current Liabilities                         916,015       1,450,554

Long-Term Debt                                       10,950,183       4,271,768
                                                   ------------    ------------

      Total Liabilities                              11,866,198       5,722,322
                                                   ------------    ------------

Commitments and Contingencies                              --              --

Stockholders' Equity:
   Common Stock, $.001 Par Value per Share,
     250,000,000 Shares Authorized, 80,565,815
     and 78,495,815 Shares Issued and
     Outstanding at June 30, 2006
     and December 31, 2005 Respectively                  80,567          78,497
   Paid-in Capital in Excess of Par Value            42,760,404      40,818,174
   Subscriptions Receivable                            (440,000)       (550,000)
   Minority Interest                                       --              --
   Accumulated (Deficit)                            (36,236,340)    (32,580,144)
                                                   ------------    ------------
      Total Stockholders' Equity                      6,164,631       7,766,527
                                                   ------------    ------------

      Total Liabilities and Stockholders' Equity   $ 18,030,829    $ 13,488,849
                                                   ============    ============




      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -3-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                         Three Months Ended   Three Months Ended
                                           June 30, 2006        June 30, 2005
                                           -------------        -------------
                                                                  (Restated)
Revenues:
   Gas Sales and Pipeline Fees             $     392,108        $     262,541
   Construction Services                          15,016               77,995
                                           -------------        -------------
      Total Revenues                             407,124              340,536
                                           -------------        -------------

Expenses:
   Cost of Sales                                 206,413              130,569
   Operating Expenses                             99,587               62,363
   Depreciation                                  116,038              120,954
   Interest                                      373,950              184,073
   Beneficial Conversion Feature Interes               0           (4,601,054)
   Sales, General and Administrative           1,599,803            2,858,659
   Impairment Losses                                   0            5,200,000
                                           -------------        -------------

      Total Expenses                           2,395,791            3,955,564
                                           -------------        -------------

(Loss) From Operations                        (1,988,667)          (3,615,028)

Derivative Gain (Loss)                                 0            8,062,500
(Loss) on Sale of Asset                                0                    0
Interest and Dividend Income                      28,118               33,659
                                           -------------        -------------

Net Income (Loss)                          $  (1,960,549)       $   4,481,131
                                           =============        =============

Net Income (Loss) Per Common Share:
   Basic and Diluted                       $       (0.03)       $        0.07
                                           =============        =============

Weighted Average Number of Common
   Shares Outstanding                         80,080,815           68,321,251
                                           =============        =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Six Months Ended   Six Months Ended
                                               June 30, 2006      June 30, 2005
                                               -------------      -------------
                                                                    (Restated)
Revenues:
   Gas Sales and Pipeline Fees                 $   1,064,614      $     849,490
   Construction Services                             144,404            119,121
                                               -------------      -------------
      Total Revenues                               1,209,018            968,611
                                               -------------      -------------

Expenses:
   Cost of Sales                                     583,279            415,248
   Operating Expenses                                184,118            129,137
   Depreciation                                      231,802            236,395
   Interest                                          485,009            393,860
   Beneficial Conversion Feature Interest                  0            135,789
   Sales, General and Administrative               3,442,745          4,677,070
   Impairment Losses                                       0          5,200,000
                                               -------------      -------------

      Total Expenses                               4,926,953         11,187,499
                                               -------------      -------------

(Loss) From Operations                            (3,717,935)       (10,218,888)

Derivative Gain (Loss)                                     0          5,168,000
(Loss) on Sale of Equipment                                0             (3,167)
Interest and Dividend Income                          61,739             69,651
                                               -------------      -------------

Net (Loss)                                     $  (3,656,196)     $  (4,984,404)
                                               =============      =============

Net (Loss) Per Common Share:
   Basic and Diluted                           $       (0.05)     $       (0.07)
                                               =============      =============

Weighted Average Number of Common
   Shares Outstanding                             79,896,700         67,941,251
                                               =============      =============












      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                Six Months Ended   Six Months Ended
                                                  June 30, 2006      June 30, 2005
                                                  -------------      -------------
                                                                      (Restated)
Cash Flows Provided (Required) By
  Operating Activities:
     Net (Loss)                                   $  (3,656,196)     $  (4,984,404)
     Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
       Operating Activities:
         Depreciation                                   231,802            236,395
         Loss on Disposal of Equipment                        0              3,167
         Change in Derivative Liability                       0         (5,168,000)
         Issuance of Common Stock:
           For Services Provided                      1,499,300          2,677,125
         Beneficial Conversion Feature Interest               0            135,789
         Changes in:
           Accounts Receivable                          161,714            207,064
           Inventory                                     57,858              6,950
           Prepaid Expenses                            (115,873)           184,957
           Deferred Charges                          (1,264,245)           116,250
           Deposits                                     (60,000)            (2,500)
           Restricted Cash                               25,096                  0
           Accounts Payable and
             Accrued Expenses                           (89,539)            82,078
           Impairment Losses                                  0          5,200,000
                                                  -------------      -------------

Net Cash (Required) By Operating Activities          (3,210,083)        (1,305,129)
                                                  -------------      -------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant
           and Equipment                             (1,383,436)          (784,640)
      Disposals of Equipment                                  0                800
                                                  -------------      -------------

Net Cash (Required) By Investing Activities          (1,383,436)          (783,840)
                                                  -------------      -------------









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                              Six Months Ended  Six Months Ended
                                               June 30, 2006     June 30, 2005
                                               -------------     -------------
                                                                   (Restated)
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Stock Subscriptions
        Receivable                                   110,000                 0
      Proceeds from Long-Term Loans                6,678,415           149,108
      Repayment of Loan to Related Party               3,219               492
                                               -------------     -------------

Net Cash Provided by Financing Activities          6,791,634           149,600
                                               -------------     -------------

Net Increase (Decrease) in Cash                    2,198,115        (1,939,369)

Cash at Beginning of Period                        1,113,911         5,484,054
                                               -------------     -------------

Cash at End of Period                          $   3,312,026     $   3,544,685
                                               =============     =============

Supplemental Disclosures of
   Cash Flow Information:
       Cash Payments for Interest              $     408,657     $     266,938
                                               =============     =============

       Cash Payments for Income Taxes          $           0     $           0
                                               =============     =============

Non-Cash Investing and Financing Activities:
   Issuance of Common Stock:
      Repayment of Note                        $           0     $   2,512,500
      Repayment of Convertible Debentures                  0         2,520,000
      Payment of Accrued Expense                     445,000                 0
                                               -------------     -------------

      Total Non-Cash Investing and
         Financing Activities                  $     445,000     $   5,032,500
                                               =============     =============





      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2006, and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The financial information as of December 31, 2005, is derived from the registrant's Form 10-K for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2005, included in the registrant's Form 10-K for the year ended December 31, 2005.

         Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, LP, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., and Esperanza Energy, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 3 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On May 10, 2006, the Company issued 10,000 shares of its restricted common stock valued at $7,900 to an employee/officer of a subsidiary of the Company.

         On May 10, 2006, the Company issued 60,000 shares of its restricted common stock valued at $47,400 pursuant to an employment contract with an officer of the Company.

         On June 7, 2006, the Company issued 500,000 shares of its restricted common stock valued at $542,500 pursuant to an employment contract with an officer of the Company.

         On June 27, 2006, the Company issued 20,000 shares of its restricted common stock valued at $16,000 to an employee of the Company.

         On June 27, 2006, the Company issued 20,000 shares of its restricted common stock valued at $16,000 to an employee of the Company.


NOTE 4 - RELATED PARTY TRANSACTION
------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At June 30, 2006, the loan balance was $285,287.

         During 2006, the President acquired the airplane being utilized to provide charter air transportation for the Company. The transaction includes assumption of the $300,000 5% interest bearing loan due in January 2007 to the Company.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

         In accordance with this private placement, the Company entered into a "Registration Rights Agreement" with the investors, whereby, among other terms and conditions, the Company must comply with various effective dates and periods or, if in default of said dates and/or periods, be subject to liquidated damages as outlined in the master agreement. During June 2006, the investors billed and were paid $64,566 liquidated damages for not meeting the required effective date.


NOTE 6 - SUBSEQUENT EVENTS
------   -----------------

         On July 9, 2006, the Company acquired a 50% interest in a 24-mile natural gas pipeline located in Medina, Atascosa and Bexar Counties in the state of Texas. In addition, the Company also acquired an undivided 50% working interest in two leases with 5 recompleted natural gas wells on approximately 1,000 acres with at least 10 additional natural gas wells for re-entry. These leases are located in Atascosa and Medina counties. The Company expects to participate in acquiring additional leases which could be developed around the area serviced by the pipelines. Total consideration for these transactions is $500,000 which is being paid to a related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. Additionally, revenues are derived from the provision of construction services for yard lines and meter sets installed to a homeowner's lot, and the sale of propane gas to residential customers in Central Texas through the assets owned by Sonterra Energy Corporation.

Recent Developments

In the six months ended June 30, 2006, several significant developments occurred with respect to the businesses operated by the Company.

Financing Transaction

On January 20, 2006, the Company entered into Securities Purchase Agreements with seven accredited investors (collectively, "Purchasers or Holders"). We sold $6,569,750 Dollars, in the aggregate principal amount, of discounted convertible debentures ("Debentures") and Series A and Series B Warrants to purchase common stock ("Warrants") for an aggregate payment of $5,396,098 after deduction for the interest discount. The Company paid an 8% commission to the placement agent, HPC Capital Management, LLC, a registered broker-dealer. The Company granted HPC Capital Management Series A Common Stock Purchase Warrants as additional transaction compensation. The Company received net proceeds of $4,949,291.88 after deduction of legal costs, commissions and interest discount. We intend to use the proceeds for working capital.

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

We have also agreed to file a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") to register the common stock underlying the Debentures and Warrants.

We sold these securities in an exempt transaction under the Securities Act of 1933, (the "Act") as amended, pursuant to Section 4(2) and Regulation D Rule
506. These are restricted securities and may not be resold without registration under the Act or an exemption from the registration requirements of the Act.

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

The Series A Warrants may be exercised immediately by the Purchasers and will terminate on January 20, 2009. Subject to specific terms and conditions in the Series A Warrant including an effective registration statement registering underlying shares, the Company has the call option to force conversion of this Warrant into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 250% of the then effective Exercise Price for a period of time based on a Volume Weighted Average Price
(VWAP) formula. The VWAP share price must exceed this 250% threshold price for at least 20 consecutive Trading Days.

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

Active consultations continue with California stakeholders, commercial counterparties, financial investors, and the above mentioned team regarding the optimal design and operational configuration of the project. A primary objective of the project feasibility study is to design the project to exceed California environmental, public health and safety requirements.

Sonora Pipeline, LLC and Terranova Energia, S. de R.L. de C.V.

The cross-border gas pipeline and storage development activities of the above entities to establish the Burgos Hub Export/Import project progressed forward in two principal areas:

Permitting Activities -
Sonora Pipeline, LLC continued its efforts to finish all activities necessary to move from NEPA pre-filing status to a submission for Certification for its two International Pipeline U.S. segments, the Progreso International Pipeline and the Mission International Pipeline. Sonora believes it has filed all needed revisions to the Draft Environmental Report for both pipeline segments with FERC for purposes of the NEPA Environmental Assessment requirements. The Progreso International Pipeline is the eastern leg of the U.S. pipelines which will interconnect with the Tennessee Gas Pipeline transmission lines at the Alamo Station and deliver natural gas to the Brasil Storage facility approximately 17 miles south of the U.S./Mexico border at Progreso, Texas. The Mission International Pipeline segment was re-designed in the first quarter of 2006 due to a routing conflict with a fiber optic line. It will be approximately 24 miles long and will commence at the existing HPL Valero-Gilmore gas plant in Hidalgo

County, Texas and extend southward to the Arguelles crossing of the Rio Grande River into Mexico near the city of Mission, Texas. We anticipate the issuance of an Environmental Assessment by the staff of FERC in the third quarter of 2006 to be followed by a complete application for a Certificate of Public Convenience and Necessity to construct, own, operate and maintain the proposed pipelines. The current catalog of FERC correspondence for Sonora's activities is located at www.ferc.gov under Docket No. PF05-15.

On May 23, 2006, Terranova Energia, S. de R.L. de C.V. ("Terranova"), a wholly owned subsidiary of the Company, was awarded a permit by the Comision Reguladora de Energia de Mexico ("CRE") to construct its 30 inch diameter natural gas pipeline segment in Mexico to link to the Sonora Pipeline LLC United States pipelines and Terranova's proposed underground natural gas storage facility in the Brasil field (located approximately 17 miles south of Nuevo Progreso on the U.S./Mexico border in Texas). Terranova submitted the application for the storage facility permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by the CRE. The CRE has recently selected GEOSTOCK (an entity owned 50% by Total, 25% by BP, and 25% by Entrepose Contracting) as its technical consultant to review the storage facility permit application. GEOSTOCK is an international engineering group with over 40 years experience in the design, construction and operation of all types of underground storage facilities for liquid, liquefied or gaseous hydrocarbons. The technical review of the permit application is expected to be completed by the end of 2006. Management expects the storage permit application will be presented for decision by staff to the CRE Commissioners in the first quarter of 2007.

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

Results of Operations

Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005

REVENUES: The Company reported revenues of $ 407,124 for the three months ended June 30, 2006 versus revenues of $340,536 for the three months ended June 30, 2005 which is an improvement of 19.5% for the quarter ended June 30, 2006 versus the quarter ended June 30, 2005. The revenue increase resulted from increasing volumes and product prices of propane sold by our Sonterra Energy Corporation subsidiary to residential consumers.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended June 30, 2006 were $2,395,791 versus $3,955,564 for the three months ended June 30, 2005 which is a decrease of 39% for the quarter ended June 30, 2006 versus the quarter ended June 30, 2005. The primary reason for this decrease was the $1,258,856 decrease in Sales, General and Administrative expenses for the quarter ended June 30, 2006 versus the quarter ended June 30, 2005. A secondary reason for the decrease was the absence of Beneficial Conversion Interest Income and Impairment Losses in the quarter ended June 30, 2006 versus the quarter ended June 30, 2005.

NET INCOME (LOSS): Net Loss for the three months ended June 30, 2006 was ($1,960,549) versus a Net Income for the three months ended June 30, 2005 of $4,481,131. The primary reason for this difference was the absence of Derivative Gain in the quarter ended June 30, 2006 versus a Derivative Gain of $8,062,500 for the quarter ended June 30, 2005.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005

REVENUES: The Company reported revenues of $1,209,018 for the six months ended June 30, 2006 as compared with revenues from continuing operations of $968,611 for the six months ended June 30, 2005. The revenue increase resulted primarily from increasing revenues of Sonterra Energy Corporation due to an increase in total customers served and product prices in the first six months of 2006 versus the first six months of 2005.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $11,187,489 for the six months ended June 30, 2005 to $4,926,953 for the six months ended June 30, 2006. The principal reason for this amount of decrease was the lack of expense for Beneficial Conversion Feature Interest and Impairment Loss in the six months ended June 30, 2006 versus the six months ended June 30, 2005.

COST OF SALES: Total Cost of Sales increased from $415,248 for the six months ended June 30, 2005 to $583,279 for the six months ended June 30, 2006. This increase resulted from the increased cost and volume of propane sold by Sonterra Energy Corporation in the six months ended June 30, 2006 versus June 30, 2005.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $129,137 for the six months ended June 30, 2005 to $184,118 for the six months ended June 30, 2006. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative six months for 2005. Depreciation expense declined in the first six months of 2006 versus the first six months of 2005, decreasing from $236,395 for the six months ended June 30, 2005 to $231,802 for the six months ended June 30, 2006 reflecting a minor decrease in depreciable assets for the respective periods due to impairment charges.

INTEREST EXPENSE: Interest expense increased from $393,860 for the six months ended June 30, 2005 to $485,009 for the six months ended June 30, 2006 as a result of interest rate increases related to the note owed to Impact International LLC. No expense for Beneficial Conversion Feature Interest was recorded for the six months ended June 30, 2006 as compared to $135,789 for the six months ended June 30, 2005 (as restated). The market price for the Company's common stock at the relevant measurement dates during the six months ended June 30, 2006 was less than the conversion price for the debentures issued on January

20, 2006. Accordingly, there was no benefit to the holders of the debentures in the event of conversion during those periods and no beneficial conversion interest charge was recorded.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses decreased by $1,234,325 during the six months ended June, 2006 to a total amount of $3,442,745 as compared $4,677,070 for the six months ended June 30, 2005. This decrease was due primarily to the absence of financing costs paid to Impact International LLC during the period ended June 30, 2006 as compared to financing costs of $1,272,500 paid to Impact International LLC during the period ended June 30, 2005.

IMPAIRMENT LOSS: No expense for impairment loss was recorded for the six months ended June 30, 2006 compared to $5,200,000 of impairment of goodwill recorded as a loss for the period ended June 30, 2005.

DERIVATIVE GAIN: Gain from embedded derivative instrument liabilities decreased from ($5,168,000) for the six months ended June 30, 2005 (as restated) to zero for the six months ended June 30, 2006. The warrants issued in connection with the January 20, 2006 financing had an exercise price that was greater than the fair market value of the Company's common stock at the relevant measurement dates. Accordingly, no derivative gain or reduction in liability for the issuance of the warrants in this financing transaction was recorded for the six months ended June 30, 2006.

NET LOSS: Net loss of ($4,984,404) for the six months ended June 30, 2005 (as restated) decreased to ($3,656,196) for the six months ended June 30, 2006, a decrease in the amount of loss of $1,328,208. The principal reason for this amount of decline in net loss was the reduction in Sales, General and Administrative Expenses achieved in the six months ended June 30, 2006 versus the six months ended June 30, 2005. Included in the net loss of ($3,656,196) for the six months ended June 30, 2006 is $1,499,300 of expenses for employment contract costs and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: With regard to liquidity and adequacy of capital resources, management believes that adequate liquidity and cash resources exist to sustain current corporate activities for the remainder of the fiscal year. However, in the event that a decision to proceed with the offshore LNG regas terminal project in Southern California is made during the upcoming months, additional funding for the permit process will be needed. Management will evaluate the required budget and funding alternatives for such an effort as an integral part of the project feasibility study underway. Direct capital expenditures during the six months ended June 30, 2006 totaled $1,383,436. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems. Total debt increased from $5,722,322 at December 31, 2005 to $ 11,866,198 at June 30, 2006.
The increase in total debt is due primarily to the issuance of $6,569,750 of convertible debentures in the financing transaction of January 20, 2006. Net loss for the six months ended June 30, 2006 was ($3,656,196) a decrease in net loss of 27% from the net loss of ($4,984,404) for the six months ended June 30, 2005. Basic and diluted net loss per common share decreased 28.6% to ($0.05). The net loss per share calculation for the six months ended June 30, 2006 included an increase in actual and equivalent shares outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2006, we had cash and cash equivalents in the aggregate $3,312,026.

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

Debt

The interest rate on our Impact International debt obligation is generally determined based on the prime interest rate plus two percent and may be subject to market fluctuation as the prime rate changes.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)  Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Matter No. 2:

On May 4, 2005, HBH Development Company, LLC, ("HBH") initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 98th Judicial District, Cause No. GN 501626 HBH Development Co., LLC vs. Sonterra Energy Corp. This action involves the developer of the Austin's Colony Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with HBH concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. HBH is claiming that Sonterra has failed or refused to pay HBH rent and easement use fees under the terms of the letter agreement. HBH alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. HBH seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, cancellation of the contract and rights associated with the propane distribution system, issue to HBH a writ of possession for the property, and for attorneys fees. HBH has amended its complaint adding claims for mutual mistake and reformation as to the letter agreement and a developer's bonus under terms of the letter agreement.

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

Item 1A. Risk Factors

n/a

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During this fiscal quarter, we issued the following common stock:

On May 10, 2006, we issued Jason Jones, a Tidelands' subsidiary employee, 10,000 common shares valued at $7,900 pursuant to his employment agreement.

On May 10, 2006, we issued Robert Dowies, a Tidelands' officer, 60,000 common shares valued at $97,400 under the terms of his employment agreement.

On June 7, 2006, we issued Michael Ward, a Tidelands' officer, 500,000 common shares valued at $542,500 under the terms of his employment agreement.

On June 27, 2006, we issued Fran Jenkins, a Tidelands' employee, 20,000 common shares valued at $16,000 as employee compensation.

On June 27, 2006, the Company issued 20,000 common shares to Natasha Dempsey, a Tidelands' employee, as compensation.

These are restricted securities and may not be resold absent registration under the Securities Act of 1933, as amended (the "Securities Act") or an exemption from the registration provisions of the Securities Act. We relied on Section 4(2) of the Securities Act as securities transaction exemption.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first and second quarters, the Company solicited shareholder written consents in lieu of a special meeting of the shareholders. The consents were counted and effective April 17, 2006. The Company obtained a 77.5% majority shareholder consent to amend our Company's Certificate of Incorporation increasing our authorized Capital Stock from 100,000,000 shares to 250,000,000 shares.

Item 5.  Other Information

Regency Energy Transaction
--------------------------

On July 9, 2006, Tidelands Exploration and Production, Inc., ("TEPI") a corporation formed by Tidelands Oil & Gas Corporation ("TIDE"), entered into a Participation Agreement (Exhibit 10.1) and Joint Operating Agreement (Exhibit 10.2) with Regency Energy, Inc. ("Regency"), a Texas corporation. TEPI has agreed to participate and jointly operate natural gas wells and a pipeline located in Texas. When the agreements are performed, we will acquire a 50% interest in a 24-mile natural gas pipeline located in Medina, Atascosa and Bexar counties, Texas. Additionally, we will acquire a 50% working interest in two leases with five re-completed natural gas wells located in Medina and Atascosa counties, Texas. We have agreed to pay $500,000 to Regency for these interests. TIDE deposited the sum of $250,000 with Regency on behalf of TEPI. Regency is principally owned and controlled by Royis Ward, the father of Michael Ward, Tidelands Oil & Gas Corporation President and member of the board of directors.

TEPI was recently organized as a Texas corporation for this transaction with Regency. TEPI will be a wholly owned subsidiary of TIDE when it completes its organizational phase. No TEPI operations have commenced and these interests have not been formally transferred to TEPI as of the date of this report.

Scoot Aviation, LLC Transaction
-------------------------------

Tidelands Oil & Gas Corporation executed an Aircraft Prepaid Lease/ Use Agreement (Exhibit 10.3) in January 2004 with Royis Ward, to provide charter air transportation in his Beechcraft King Air, for Tidelands' employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan (Exhibit 10.4) due in January 2007 was made by the Company to Royis Ward regarding the transaction. The loan balance was credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At December 31, 2005, the loan balance was $288,506. On April 14, 2006, Michael Ward, through Scoot Aviation, LLC, acquired the Royis Ward aircraft and the loan obligation. As of June 30, 2006, the outstanding loan balance was $285,287.

Small Business Issuer Ineligibility
-----------------------------------

Tidelands will commence filing its periodic reports with the Securities and Exchange Commission under Regulation S-X instead of S-B due to the fact that the Company had exceeded the $25,000,000 public float (the aggregate market value of its outstanding common equity held by non-affiliates) limitations of Regulation S-B. As a result of this limitation and at the request of the Securities and Exchange Commission, Tidelands will be re-filing its Annual Report on Form 10-K for the period ending December 31, 2005 and re-filing its Quarterly Report on Form 10-Q for the period ending March 31, 2006.

Item 6.  Exhibits

a)   Exhibits

     Exhibit No.    Exhibit Name

        10.1        Regency Energy Participation Agreement
        10.2        Regency Energy Joint Operating Agreement
        10.3        Aircraft Prepaid Lease/Use Agreement
        10.4        Promissory Note  for Aircraft Prepaid Lease/Use Agreement
        31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
        31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
        32.1        Chief   Executive   and   Financial    Officer-Section   906
                    Certification pursuant to Sarbanes-Oxley Act.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TIDELANDS OIL & GAS CORP.


Dated: August 21, 2006                           /s/ Michael Ward
                                                --------------------------------
                                                By: Michael Ward
                                                Title: President, CEO



Dated: August 21, 2006                           /s/ James B. Smith
                                                --------------------------------
                                                By: James B. Smith
                                                Title: CFO, Principal Accounting
                                                Officer