Form 10-K
period 2005-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-08-23
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

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
                         Common Stock, $0.001 Par Value


Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes    No X
                                              ---   ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) Yes    No X
                                           ---   ---

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __, Accelerated filer __, Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [ ] No [X]

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

As of March 31, 2006, there were 79,955,815 shares of the issuer's common stock outstanding.

EXPLANATORY NOTE: This annual report was originally filed on Form 10-KSB on April 17, 2006 and amended on Form 10-KSB/A on June 16, 2006. Subsequent to the filing, the registrant determined that it was not eligible to use Form 10-KSB because it had exceeded the public float limitations of Regulation S-B. As a result of this limitation, the registrant is amending the Form 10-KSB to a Form 10-K in accordance with the recommendations of the Securities and Exchange Commission.

                         TIDELANDS OIL & GAS CORPORATION
                                    FORM 10-K

                                December 31, 2005

                                                                            Page


PART I

ITEM 1.  Business..........................................................    3

ITEM 1A. Risk Factors......................................................    6

ITEM 1B. Unresolved Staff Comments.........................................   15

ITEM 2.  Description of Properties.........................................   15

ITEM 3.  Legal Proceedings.................................................   16

ITEM 4.  Submission of Matters to a Vote of Security Holders...............   19


PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................   19

ITEM 6.  Selected Financial Data...........................................   21

ITEM 7.  Management's Discussion and Analysis Financial
           Condition and Results of Operation..............................   22

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.........  29

ITEM 8.  Financial Statements and Supplementary Data........................  30

ITEM 9.  Changes In and Disagreements with Accounting and
           Financial Disclosure............................................   30

ITEM 9A. Controls and Procedures...........................................   30

ITEM 9B. Other Information.................................................   31


PART III

ITEM 10.   Directors and Executive Officers of the Registrant..............   31

ITEM 11.  Executive Compensation...........................................   32

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................   34

ITEM 13.  Certain Relationships and Related Transactions...................   36

ITEM 14.  Principal Accounting Fees and Services...........................   38

Part IV

ITEM 15.  Exhibits and Financial Statement Schedules.......................   39


SIGNATURES.................................................................   41

                                       PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2005 Annual Report on Form 10-K, including the sections entitled "Risk Factors," "Management's Discussion and Analysis Financial Condition and Results of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking Statements.

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

All references to "we," "our," "us" and the "Company" in this Annual Report on Form 10-K refer to Tidelands Oil & Gas Corporation and its subsidiaries.


ITEM 1.   BUSINESS.
-------------------

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

We have completed the initial study of the Burgos facility and expect to receive permits to construct, own and operate the storage facility and the interconnecting pipelines from the Comision Reguladora de Energia (the Mexican regulatory branch of the Secretary of Energy). The capital budget for these two projects exceeds $700 Million Dollars and is expected to be funded through issuance of additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of Tidelands Oil & Gas Corporation ("Tidelands"). Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia, S. de R.L. de C.V.

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

Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation ("Sonterra") subsidiary consist of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving the following residential subdivisions in the Austin, Texas area. The subdivisions include:

o        Arbolago*
o        Austin's Colony Phase II
o        Costa Bella
o        Hills of Lakeway
o        Jacarandas
o        Lake Pointe
o        La Ventana
o        Lakewinds Estates
o        The Hollows at Northshore
o        Riverbend
o        Rob Roy Rim
o        Senna Hills
o        Sterling Acres
o        The Point
o        The Preserve at Barton Creek

These subdivisions contain approximately 1,700 lots. At December 31, 2005, 1,067 of these lots are metered for use. There are approximately 633 unmetered future lots within the above subdivisions where propane service can be connected. As new homes are constructed on these lots our customer base will grow. An additional component of future growth will come from the establishment of propane distribution systems in other developments such as the recent agreement between Sonterra and Cordillera Ranch Development Corp. in which Sonterra is currently installing a tank site and gas mains to supply approximately 200 homes in Units 201-204 of that subdivision. Future phases of lot development at Cordillera Ranch will result in propane service being extended to approximately 300 more homes. Sonterra is in active negotiations for the installation of propane distribution systems with other developers of residential lots in the Texas Hill Country area between San Antonio and Austin, Texas.


Sonterra is the exclusive seller of propane in these subdivisions and is not considered a regulated utility. The Texas Railroad Commission regulates all aspects of the production, transportation and processing of petroleum products, including propane, in the State of Texas. Sonterra purchases propane products from a number of distributors in Austin, Texas.

Segment Reporting for Reef Ventures, LP and Sonterra Energy Corporation:

The following table is a summary of the results of operations and other financial information by major segment:

2005               Propane Sales      Pipeline
                    and Related    Transportation    All Other
                     Services           Fees       and Corporate       Total

Revenue            $  1,630,246    $    231,077    $       --      $  1,861,323
Depreciation       $    116,853    $    305,313    $     63,315    $    485,481
Interest           $      2,514    $       --      $    608,849    $    611,363
Operating (Loss)   $   (380,900)   $   (164,523)   $(12,765,170)   $(13,310,593)
Total Assets       $  2,997,001    $  5,621,536    $  4,870,312    $ 13,488,849


2004                                      Natural Gas
                                           Sales and
                          Propane Sales     Pipeline
                           and Related   Transportation    All Other
                            Services         Fees        and Corporate       Total
Revenue                   $    438,611   $  1,400,227    $       --      $  1,838,838
Depreciation              $     20,158   $    178,099    $     46,632    $    244,889
Interest                  $        300   $       --      $    300,266    $    300,566
Operating Income (Loss)   $     98,229   $   (141,502)   $(29,699,024)   $(29,742,297)
Total Assets              $  2,775,281   $  5,881,774    $ 13,765,611    $ 22,422,666

Note: Reef Ventures and Sonterra commenced operations in 2004.


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

Item 1A.  RISK FACTORS
----------------------

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

         o The propane business is subject to a wide range of federal, state, and local environmental, transportation, health and safety laws and regulations governing the storage, distribution, and transportation of propane. We may have increased costs in the future due to new or stricter safety, health, transportation, and environmental regulations or liabilities resulting from non-compliance with operating or other regulatory permits. The increase in any such costs may reduce our net income.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

Not Applicable to Non-Accelerated Filers.


ITEM 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

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


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were brought to a vote of the security holders during the quarter ended December 31, 2005.


                                     PART II


ITEM 5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND ISSUER
--------------------------------------------------------------------------------
         PURCHASES OF EQUITY SECURITIES
---------------------------------------

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2005 and 2004, including the first quarter of 2006. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Table 1.

Bid Information

Fiscal Quarter Ended
                                  High         Low

March 31, 2006                    0.87         0.80

December 31, 2005                 1.01         0.76
September 30, 2005                1.39         0.80
June 30, 2005                     1.77         0.95
March 31, 2005                    2.59         1.74

December 31, 2004                 1.36         0.60
September 30, 2004                2.18         0.73
June 30, 2004                     3.18         1.70
March 31, 2004                    4.45         1.72

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

(2) On November 2, 2004, the company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees consultants, attorneys, and others who provide services to our Company are eligible participants.
Participants are eligible to be granted warrants, options, common stock as compensation. During 2005, we granted 148,878 shares to James Smith, the balance of his 150,000 share employee bonus.


Recent Sales of Unregistered Securities

All sales of unregistered securities have been previously reported in our filed periodic reports filed with the Securities & Exchange Commission on Forms 8-K and 10-Q and 10-QSB.

ITEM 6. SELECTED FINANCIAL DATA


                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our selected consolidated financial information as of the end of the periods indicated. The selected consolidated financial information for, and as of the end of, each of the twelve months ended December
31, 2005,  December 31, 2004,  December 31, 2003, December 31, 2002 and December
31, 2001, are from our audited consolidated financial statements.

The selected consolidated financial information is not necessarily indicative of
the  results  that  may  be  expected  for  any  future  period.   The  selected
consolidated   financial   information   should  be  read  in  conjunction  with
"Management's  Discussion  and Analysis"  and the  historical  and  consolidated financial statements and notes incorporated by reference in this prospectus.


(Dollars in thousands, except
share and per share data)
Operating Data:                       2005        2004        2003        2002        2001
                                    --------    --------    --------    --------    --------
Revenue                             $  1,861    $  1,884    $    179    $    710    $  1,059
Operating Expenses                    15,172      31,626       3,061       4,454       2,760
Operating Income (Loss)              (13,311)    (29,742)     (2,882)     (3,744)     (1,701)
Other Income (Expense), Net            5,648      15,440       1,534        (316)       (905)
                                    --------    --------    --------    --------    --------
Net Income (Loss)                   $ (7,663)   $(14,302)   $ (1,348)   $ (4,060)   $ (2,606)
                                    ========    ========    ========    ========    ========

Statement of Cash Flows Data:
Cash Provided (Used) by Operating
Activities                          $ (2,784)   $ (3,108)   $    441    $   (423)   $   (934)
Cash Provided (Used) by Investing
Activities                          $ (1,836)   $ (9,629)   $    366    $   (354)   $    (48)
Cash Provided (Used) by Financing
Activities                          $    275    $ 17,302    $   (106)   $    573    $  1,068

Balance Sheet Data:
Total Assets                        $ 13,489    $ 22,423    $  1,624    $  1,379    $  1,659
Long-Term Debt                      $  4,272    $ 11,732    $   --      $   --      $    199
Total Stockholders' Equity          $  7,767    $  4,949    $    485    $ (2,536)   $ (2,182)

              SELECTED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
   The information below is from unaudited consolidated financial statements.

Year Ended December 31, 2005          Mar         June       Sept        Dec
----------------------------           31          30         30          31
                                    --------    --------   --------    --------
  Revenues                          $    628    $    341   $    248    $    644
  Cost of Goods Sold                     285         130        220         368
                                    --------    --------   --------    --------
  Gross Margin                           343         211         28         276
  Operating Expenses                   6,947       3,825      1,580       1,817
  Other Income (Expense), Net         (2,862)      8,096        324          90
                                    --------    --------   --------    --------
  Net earnings (loss)               $ (9,466)   $  4,482   $ (1,228)   $ (1,451)
                                    ========    ========   ========    ========
  Basic income (loss) per share     $  (0.15)   $   0.08   $  (0.02)   $  (0.11)
  Diluted income (loss) per share   $  (0.15)   $   0.08   $  (0.02)   $  (0.11)

Year Ended December 31, 2004
----------------------------
  Revenues                          $      0    $    508   $    825    $    551
  Cost of Goods Sold                       0         498        802         209
                                    --------    --------   --------    --------
  Gross Margin                             0          10         23         342
  Operating Expenses                   1,538       4,209      3,545      20,825
  Other Income (Expense), Net              4      15,397          6          33
                                    --------    --------   --------    --------
  Net earnings (loss)               $ (1,534)   $ 11,198   $ (3,516)   $(20,450)
                                    ========    ========   ========    ========
  Basic (loss) per share            $  (0.03)   $   0.18   $  (0.02)   $  (0.34)
  Diluted (loss) per share          $  (0.03)   $   0.18   $  (0.02)   $  (0.34)



ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS.
----------------------

Business Overview

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects for natural gas and natural gas liquids in the northeastern states of Mexico (Chihuahua, Coahuila, Nuevo Leon and Tamaulipas) and the state of Texas in the United States of America.

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. Sonterra also designs and constructs residential propane delivery systems for new residential developments in Central Texas. We derive revenue from this activity in two ways, the first being from construction revenue for yard lines and meter sets installed to a homeowner's lot, and the second being the sale of LPG gas to customers in the residential subdivisions.

With respect to our pipeline system owned by Reef Ventures, L.P., management has evaluated an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. We currently expect that Reef Ventures, L.P. will not be participating in the construction of additional pipelines in Mexico to reach these new markets. The required pipeline will be constructed by end users or an intermediate purchaser of the natural gas. Reef Ventures, L.P. will simply continue to transport the additional volumes of natural gas required for these markets through its existing facilities which will be interconnected in Mexico to the new pipeline that is required to reach these potential markets. Management believes the timeline for the initiation of construction for such pipeline project in Mexico is likely to be a 2007 event. The increased volume for the Reef Ventures pipeline from such an event would approximate 2-3 times the entire baseload of demand for natural gas currently taken by the local distribution company, CONAGAS.The expected end users would be a brewery and bottling operation. While these entities have begun feasibility studies for the construction and operation of their businesses, no final decision has been made concerning the building of these facilities. There is a risk that the facilities will never be built because other sites in Mexico are deemed to be more advantageous for the location of these facilities. In that event, the expected growth in volumes for the Reef Ventures pipeline will not materialize. In addition to these potential developments, management believes that increasing volumes of natural gas can be transported in its existing facilities. In 2005, which was the final year of a two year contractual nomination scheme, the Reef Ventures pipeline was carrying only half the actual baseload volume (and none of the swing volume) being transported to CONAGAS in Piedras Negras. We believe that if given adequate supplies, the Reef Ventures pipeline can transport all the current base load and the swing requirements of CONAGAS which would result in a doubling of volumes and revenues for the pipeline. Negotiations are currently underway to achieve that objective. The planned natural gas liquid line between Eagle Pass, Texas and Piedras Negras, Coahuila has been re-evaluated in light of new supply sources emerging in Texas and Mexico and the subsidy scheme for LPG and natural gas currently in use in Mexico. It appears that the project will need to be developed as a transportation fee business model instead of a merchant facility where LPG is purchased in Texas and re-sold in a direct contract with the propane importation arm of PEMEX. This determination was made in order to reduce the risk of any future cost incurred on the LPG project. Management will continue to seek a transportation contract which would support development and operation of this project.

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

Tidelands and Terranova Energia have hired project development advisors in the United States and Mexico. The Terranova Energia advisors include ALB Energia,
Ritch Heather y Mueller, SC, Abogados and Miriam Grunstein, Abogada. The Tidelands advisors include Netherland Sewell & Associates, CenterPoint Energy, LLC, Mayer Brown Rowe & Maw, LLP, BNC Engineering, LLC, HSBC Securities, USA, Inc. and R.W. Beck, Inc.

The Terranova Energia project was developed to serve the needs of CFE, the Mexican federal electricity commission, to manage swing and seasonal spread in its procurement and dispatch of natural gas to its combined cycle power plants in Northern Mexico. The region's forecasted growth will require additional natural gas for power generation in the region. The same need to manage swing and seasonal spread is present for the industrial users of natural gas in Northern Mexico, in particular, the industrial users located in the Monterrey, Nuevo Leon area.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004
-----------------------------------------------------------------------

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

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------

REVENUES: The Company reported revenues of $1,883,838 for the twelve months ended December 31, 2004 as compared with revenues from continuing operations of $178,856 for the twelve months ended December 31, 2003. The revenue increase resulted primarily from the acquisition of a 98% interest in Reef Ventures, L.P. which owns and operates a natural gas pipeline serving the Piedras Negras, Coahuila market. Natural gas sold ($1,323,459) and transportation fees ($76,767) charged from these operations totaled $1,400,227 for the twelve months ended December 31, 2004. Sales of propane by Sonterra Energy Corporation to its residential customer base ($363,413), service call income for its customers ($34,373), and installation income for new yard lines and meter sets ($2,850) totaled to $400,636 for the twelve months ended December 31, 2004. A new revenue source from Sonterra Energy Corporation was construction services related to propane main lines and tank sites for subdivisions under development, which resulted in $82,975 of revenues for the twelve months ended December 31, 2004. Other Revenues decreased by $178,856 for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $3,061,068 for the twelve months ended December 31, 2003 to $31,626,135 for the twelve months ended December 31, 2004. Each category of cost and expense increased significantly due to the rapid growth in assets and operation expenses experienced by the Company during the twelve months ended December 31, 2004. Cost of Sales increased from $0 for the twelve months ended December 31, 2003 to $1,508,891 for the twelve months ended December 31, 2004. Operating Expenses increased from $27,767 for the twelve months ended December 31, 2003 to $99,665 for the twelve months ended December 31, 2004. Depreciation Expense increased from $43,006 for the twelve months ended December 31, 2003 to $244,889 for the twelve months ended December 31, 2004. Interest Expense increased from $53,163 for the twelve months ended December 31, 2003 to $3,392,671 for the twelve months ended December 31, 2004. Each of these increases resulted primarily from growth related to the acquisition of 98% of the partnership interest in the Reef Ventures, L.P. international pipeline operations and the acquisition of the residential propane sales business near Austin, Texas by Sonterra Energy Corporation. However, $3,092,105 of the increase in Interest Expense for the year ended December 31, 2004 was from the recognition of Beneficial Conversion Feature interest expense associated with the November 18, 2004 financing transaction in which convertible notes were issued to affiliates of MAG Capital, LLC. General and Administrative Expenses increased from $2,937,132 for the twelve months ended December 31, 2003 to $11,022,019 for the twelve months ended December 31, 2004 due to the startup and initial operation of the additional business units mentioned above, the addition of additional directors and officers combined with the increased use of stock based compensation in the employment agreements of officers, and the expenses for expanded Company operations associated with the development of new midstream energy projects in the U.S. and Mexico during that period.

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

OPERATING EXPENSES: Operating expenses from continuing operations increased from $27,767 for the twelve months ended December 31, 2003 to $99,665 for the twelve months ended December 31, 2004 which is a total increase of $71,898. This increase was due to the operating expenses incurred for the international pipeline crossing operated by Reef Ventures, L.P. and the operating expenses incurred by Sonterra Energy Corporation. Depreciation expense increased by $201,883 during the twelve months ended December 31, 2004 due to the acquisition of the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporartion for the operation of the residential propane distribution systems in Austin, Texas. Interest expense increased by $3,339,508 during the twelve months ended December 31, 2004 due to the debt incurred to acquire the natural gas pipeline owned by Reef Ventures, L.P. and the issuance of convertible debt to entities associated with the MAG Capital LLC.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses increased by $8,084,887 during the twelve months ended December 31, 2004 as compared with Sales, General and Administrative expenses for the twelve months ended December 31, 2003. Officers & Directors Salaries & Fees increased by $1,605,973 during the twelve months ended December 31, 2004 as compared to the twelve months ended December 31. 2003 as a result of the addition of one director and two officers to the Company combined with the increased use of stock based compensation in the employment agreements of officers and directors. Consulting fees, legal fees, and financing fees increased by $5,960,039 for the twelve months ended December 31, 2004 as compared with the twelve months ended December 31, 2003. This increase resulted primarily from the use of stock based compensation for these services during a period of higher common stock prices. The remaining increase in G & A costs of $518,875 for the twelve months ended December 31, 2004 was from increases in travel costs, office rent, insurance premiums, entertainment, and payroll plus other expenses associated with additional employees. The significant expansion of scope in the business plan for the Company and the need to conserve cash working capital for certain project predevelopment costs required the use of significant issuances of stock for general and administrative expenses during the twelve months ended December 31, 2004.

GOODWILL IMPAIRMENT LOSS: In connection with the acquisition of the Impact International LLC partnership interests in May 2004, the Company issued warrants to the sellers of the partnership interests at a conversion price that required the establishment of an asset and offsetting liability account to account for the difference in the strike price of the warrants versus the price of the common stock issuable as of the date of issue on May 24, 2004. The original amount of $20,558,000 was determined under the procedures of EITF 00-19 (utilizing the Black-Scholes option pricing method) and was recorded as Goodwill in connection with the acquisition on the Company's books for the period ended June 30, 2004. At December 31, 2004, the Company reviewed the value of the Goodwill from the Impact acquisition and after applying the recognition and measurement guidelines stated in SFAS 142 "Goodwill and Other Intangibles" determined that an impairment charge to Goodwill of $15,358,000 was necessary.

GAIN ON REDUCTION OF WARRANTS LIABILITY: As described in the preceding section, a liability for the warrants issued and outstanding at May 24, 2004 was recorded in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, A Company's Own Stock". As a result of the mark to market process called for in that guidance, the Company determined that a reduction in warrants liability and corresponding gain in the amount of $15,390,000 should be recorded at December 31, 2004.

NET LOSS: Net loss of ($1,348,481) for the twelve months ended December 31, 2003 increased to ($14,302,037) for the twelve months ended December 31, 2004, an increase in the amount of loss of $12,953,556. Included in the net loss from operations is $9,327,818 of expenses for financing costs, consulting fees, legal fees, and employee compensation paid by issuance of common stock.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK
----------------------------------------------------------------

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, we had cash and cash equivalents aggregated $1,113,911.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

TABLE OF CONTENETS

INDEPENDENT AUDITOR'S REPORT.............................................      3
CONSOLIDATED FINANCIAL STATEMENTS:
       Consolidated Balance Sheets.......................................      4
       Statements of Consolidated Stockholders' Equity...................    5-6
       Statements of Consolidated Operations.............................      7
       Statements of Consolidated Cash Flows.............................    8-9
       Notes to Consolidated Financial Statements........................  10-30



ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
-------------------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES.
--------------------------------

(a) Evaluation Of Disclosure Controls And Procedures.

As of the end of the reporting period, December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

Based on this evaluation and as a result of comments received in December 2005 from the SEC Staff pertaining to our 2004 and 2005 financial statements, the Company determined that its disclosure controls were not effective because some accounting entries relating to debt and equity instruments required adjustment.

These adjustments required restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2005, as disclosed in our Current Report on Form 8-K filed on April 17, 2006 and described under Footnote 2 to our December 31, 2005 financial statements contained herein.

Our disclosure controls and procedures were not effective because company employees and and accountants lacked accounting knowledge and experience with complex financial instruments.

To remedy this situation, during the quarter ended March 31, 2006, the Company increased its accounting staff, engaged an outside accountant as a consultant to supplement its technical resources and to provide technical support and guidance on accounting issues within the company. We are providing additional outside professional educational courses, seminars and training for members of our accounting staff.

We believe that these remedial measures which we are implementing, will permit us to conclude, as we move forward during fiscal year 2006, that our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") will be effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no other change in our internal controls over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Control Over Financial Reporting.

There were changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing as disclosed in (a) above that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION
----------------------------

None

                                    PART III


ITEM  10.  DIRECTORS and  EXECUTIVE  OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

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

AHMED KARIM: Mr. Karim has been a director of the Company since October 21, 1998. He resigned his Vice President position on June 27, 2005, a position he had held since October 21, 1998. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995 his business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

ROBERT W. DOWIES: On October 18, 2004, we employed Robert W. Dowies as our Vice President of Gas Markets and Supply. Mr. Dowies has 30 years experience in energy marketing, ten years as the owner of a natural gas trading company and 20 years with a public utility. Until his employment with Tidelands Oil & Gas Corporation, since 1998, Mr. Dowies worked for Trebor Energy Resources, Inc. in Houston, Texas. His principal responsibilities were the development of financial alliances with various energy merchants and producers providing a $50 million dollar credit support for gas marketing activities, financial trading accounts, pipeline transportation agreements, storage strategies and capital projects. He developed and implemented marketing strategies which resulted in $40 million dollars of annual revenue. He designed and coordinated the construction and implementation of a natural gas gathering system. We entered into a three year employment contract paying him an annual salary of $100,000 which includes an annual stock grant of 100,000 shares.

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

Audit Committee and Financial Expert:

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board of Directors.


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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table contains compensation data for our named executive officers for the fiscal years ended December 31, 2005, 2004 and 2003.


Table 1.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation            Long-Term Compensation
                                                                               Securities
  Name and          Fiscal                         Other Annual   Restricted   Underlying     All Other
  Principal          Year    Salary        Bonus   Compensation  Stock Awards  Options (#)   Compensation
 Position (1)                 ($)           ($)       ($)(2)       ($)(3)         (4)          ($)(5)
Michael Ward         2005   252,000       10,500        --        1,230,000        --         199,500
President & CEO      2004   252,500       28,500        --         845,000         --            --
                     2003   120,000         --          --            --        500,000          --

James B. Smith       2005    68,000       19,500                      --           --         199,500
Chief Financial      2004   130,200       11,996        --            --           --            --
Officer              2003   131,333 (6)     --       525,816          --        500,000          --

Robert Dowies        2005   100,000        4,167      8,350                        --
Vice President,      2004    19,444        4,167        --                         --
Marketing            2003      --   (7)     --          --          94,900         --

Ahmed Karim, V.P.    2005      --           --          --                         --         199,500
(8)                  2004      --           --          --                         --          36,000
                     2003      --           --          --                      500,000        48,000

Royis Ward,          2005      --           --          --                         --
Sec/Treas (9)        2004      --           --          --                         --
                     2003    90,000 (9)   25,000        --                      500,000

(1) During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.
(2) This column shows the market value of "Other Annual Compensation" awarded to officers in that fiscal year as follows: On January 8, 2004, the Company issued Mr. Smith 52,800 shares of its common stock valued at $90,816 and on November 1, 2004, issued 500,000 common shares valued at $435,000. Mr. Dowies received $10,000 shares valued at $8,350. The shares were issued from the company Stock Grant and Option Plan.
(3) This column shows the market value of restricted stock awards granted for performance in that fiscal year as follows: Year 2005: Mr. Ward, 1,000,000 shares and Mr. Dowies,100,000 shares; 2004: Mr. Ward 1,000,000.
(4) This column shows common stock options granted on February 5, 2003 to Michael Ward, Royis Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. On August 16, 2003, we granted Mr. Smith common stock options to purchase 500,000 shares at $0.22 per share. These stock options were exercised on September 14, 2004.
(5) This column shows the market value of "All Other Compensation" awarded to officers in that fiscal year as follows: During 2005, each director received a common stock grant of 150,000 shares. During 2004 and 2003, Mr. Karim received $36,000 and $48,000 respectively, as director compensation.
(6) Mr. Smith's annual salary was $80,000 commencing August 16, 2003, his initial employment date. This figure represents salary for approximately four months employment.
(7) Mr. Dowies annual salary was $100,000 commencing October 18, 2004, his initial employment date. This figure represents approximately three months employment.
(8) Mr. Karim resigned his position as Vice President on June 27, 2005. He remains a member of the board of directors. (9) Mr. Royis Ward resigned his officer and director positions on October 1, 2003 and received and $25,000 severance payment.


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

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
-------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On January 2, 2006, we issued Michael Ward, the Company's President, CEO and member of the board of directors, 500,000 common shares representing a partial stock grant under his employment contract. The shares were valued at $455,000 or $0.91 per share.

On January 3, 2006, we issued James B. Smith, the Company's Sr. Vice President, CFO and member of the board of directors, 500,000 common shares representing the annual stock grant under his employment contract. The shares were valued at $445,000 or $0.89 per share.

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

On January 8, 2004, the Company issued James B. Smith 52,800 shares of its common stock valued at $90,816 to a Company officer under the Stock Grant and Option Plan.

During 2004, the Company had four executive officers, Michael Ward, James B. Smith, Robert Dowies and Ahmed Karim. Michael Ward's annual salary is $252,000. James B. Smith's annual salary was $168,000. Mr. Dowies annual salary is $100,000.

On February 5, 2003, we granted Michael Ward, Royis Ward and Ahmed Karim common stock options to purchase 500,000 shares each at $0.22 per share. On August 16, 2003, we granted James B. Smith common stock options to purchase 500,000 shares at $0.22 per share. The options were exercised on September 14, 2004 and payment was made by promissory note. Each grantee delivered a promissory note for $110,000 bearing interest at the annual rate of Five percent. Presently, Michael Ward, our President and director, James B. Smith, our Sr. V.P and CFO, Ahmed Karim, a member of our board of directors, and Royis Ward, former company officer and father of Michael Ward, are indebted to the company as outlined above.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
-----------------------------------------------

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


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit                    Description                                          Location of Exhibit

2.0      Amendment No. 2 to the Asset Purchase and Sale  and between            Incorporated by reference to
         Sonterra Energy Corporation and Oneok Propane Distribution             Exhibit 10.1
         Company.                                                               8-K filed November 15, 2004
2.1      Amendment No. 1 to the Asset Purchase and Sale  and between
         Sonterra Energy Corporation and Oneok Propane Distribution             Incorporated by reference to
         Company.                                                               Exhibit 10.2
                                                                                8-K filed November 15, 2004

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

2.6      Agreement of Limited Partnership of Reef Ventures, L.P.                Incorporated by reference
                                                                                to Exhibit 10.2 to 8-K filed
                                                                                on May 8, 2003

3.0      Certificate of Amendment to Articles of Incorporation                  Incorporated by reference to
                                                                                Exhibit 3.0 to 8-K filed on
                                                                                April 24, 2006

3.1      Restated Articles of Incorporation of Tidelands Oil                    Incorporated by reference to
         & Gas Corporation., a Nevada corporation.                              Exhibit 3.0 to SB-2 filed
                                                                                on December 17, 2004

3.2      Restated Bylaws of Tidelands Oil & Gas Corporation.                    Incorporated by reference to
                                                                                Exhibit 3.1 to SB-2 filed
                                                                                on December 17, 2004

4.0      Form of Original Issue Discount Convertible Debentures                 Incorporated by reference to
         with Palisades Master Fund, Crescent International, Ltd.,              Exhibit 10.2 to 8-K filed on
         Double U Master Fund, LP, JGB Capital, LP, Nite                        January 25, 2006
         Capital, LP and RHP Master Fund, Ltd

4.1      7% Convertible Debenture Mercator Momentum Fund, LP                    Incorporated by reference to
                                                                                Exhibit 10.2 to 8-K filed on
                                                                                December 3, 2004

4.2      7% Convertible Debenture Mercator Momentum Fund III, LP                Incorporated by reference to
                                                                                Exhibit 10.3 to 8-K filed on
                                                                                December 3, 2004

4.3      7% Convertible Debenture Monarch Pointe Fund, LP                       Incorporated by reference to
                                                                                Exhibit 10.4 to 8-K filed on
                                                                                December 3, 2004


10.0     Form of Securities Purchase Agreement with                             Incorporated by reference to
         Palisades Master Fund, Crescent International, Ltd.,                   Exhibit 10.2 to 8-K filed on
         Double U Master Fund, LP, JGB Capital, LP, Nite                        January 25, 2006
         Capital, LP and RHP Master Fund, Ltd.




10.1     Form of Series "A" Common Stock Purchase Warrant                       Incorporated by reference to
         Palisades Master Fund, Crescent International, Ltd.,                   Exhibit 10.4 to 8-K filed on
         Double U Master Fund, LP, JGB Capital, LP, Nite                        January 25, 2006
         Capital, LP and RHP Master Fund, Ltd.

10.2     Form of Series "B" Common Stock Purchase Warrant                       Incorporated by reference to
         Palisades Master Fund, Crescent International, Ltd.,                   Exhibit 10.5 to 8-K filed on
         Double U Master Fund, LP, JGB Capital, LP, Nite                        January 25, 2006
         Capital, LP and RHP Master Fund, Ltd.

10.3     Form of Registration Rights Agreement with                             Incorporated by reference to
         Palisades Master Fund, Crescent International, Ltd.,                   Exhibit 10.2 to 8-K filed on
         Double U Master Fund, LP, JGB Capital, LP, Nite                        January 25, 2006
         Capital, LP and RHP Master Fund, Ltd.

10.1     Employment Agreement with Michael Ward                                 Incorporated by reference to
                                                                                Exhibit 10.0 of SB-2 filed
                                                                                December 17, 2004

10.2     Employment Agreement with James B. Smith                               Incorporated by reference to
                                                                                Exhibit 10.1 of SB-2 filed
                                                                                December 17, 2004

10.3     Employment Agreement with Robert Dowies                                Incorporated by reference to
                                                                                Exhibit 10.2 of SB-2 filed
                                                                                December 17, 2004

10.4     2003 Non-Qualified Stock Grant and Option Plan                         Incorporated by reference to
                                                                                Form S-8 filed on June 11, 2003
10.5     Securities Purchase Agreement                                          Incorporated by reference to

10.6     Warrant Margaux                                                        Incorporated by reference to
                                                                                Exhibit 10.5 of SB-2 filed
                                                                                December 17, 2004

10.7     Warrant Margaux                                                        Incorporated by reference to
                                                                                Exhibit 10.6 of SB-2 filed
                                                                                December 17, 2004

10.6     Stock Purchase Warrant Impact                                          Incorporated by reference to
                                                                                Exhibit 10.3 to 8-K
                                                                                filed on May 8, 2003.

10.7     Registration Rights Agreement Impact                                   Incorporated by reference to
                                                                                Exhibit 10.4 to 8-K filed on
                                                                                May 8, 2003.

10.8     Amended Stock Purchase Warrant Impact International                    Incorporated by reference
                                                                                Exhibit 10 to 8-K filed
                                                                                June 25, 2004

10.9     Registration Rights Agreement with Mercator Group                      Incorporated by reference to
                                                                                Exhibit 10.5 to 8-K filed on
                                                                                December 3, 2004

10.10    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, LP. $0.87                                                        Exhibit 10.6 to 8-K filed on
                                                                                December 3, 2004

10.11    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, LP $0.80                                                         Exhibit 10.7 to 8-K filed on
                                                                                December 3, 2004

10.12    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund, III, LP $0.87                                                    Exhibit 10.8 to 8-K filed on
                                                                                December 3, 2004




10.13    Warrant to Purchase Common Stock Mercator Momentum                     Incorporated by reference to
         Fund III, LP $0.80                                                     Exhibit 10.9 to 8-K filed on
                                                                                December 3, 2004

10.14    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.87                                                         Exhibit 10.10 to 8-K filed on
                                                                                December 3, 2004

10.15    Warrant to Purchase Common Stock Monarch Pointe                        Incorporated by reference to
         Fund, LP $0.80                                                         Exhibit 10.11 to 8-K filed on
                                                                                December 3, 2004

10.16    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC. $0.87                                                      Exhibit 10.12 to 8-K filed on
                                                                                December 3, 2004

10.17    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC $0.80                                                       Exhibit 10.13 to 8-K filed on
                                                                                December 3, 2004


10.18    Promissory Note for Aircraft Prepaid Lease                             Incorporated by reference to
                                                                                Exhibit 10.4 to 10-Q filed on
                                                                                August 21, 2006

10.19    Aircraft Prepaid Lease/Use Agreement                                   Incorporated by reference to
                                                                                Exhibit 10.3 to 10-Q filed on
                                                                                August 21, 2006

21       List of Subsidiaries                                                   Included with this filing

31.1     Chief Executive Officer-Section 302 Certification pursuant
         to Sarbanes- Oxley Act.                                                           "
31.2     Chief Financial Officer- Section 302 Certification pursuant
         to Sarbanes-Oxley Act.                                                            "
32.1     Chief Executive Officer-Section 906 Certification pursuant
         to Sarbanes-Oxley Act.                                                            "
32.2     Chief Financial Officer- Section 906 Certification pursuant
         to Sar Sarbanes-Oxley Act.                                                        "



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K Report for the period ending December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2006.

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

Date:  August 21, 2006                 /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


                                       /s/ James B. Smith
                                      ------------------------------------------
                                      James B. Smith, Senior Vice President, CFO
                                      Principal Accounting Officer

                                       /s/ Ahmed Karim
                                      ------------------------------------------
                                      Ahmed Karim
                                      Director

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 2005, 2004 (RESTATED) AND 2003

                         TIDELANDS OIL & GAS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 2005, 2004 (RESTATED) AND 2003




                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT..........................................         3

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets......................................         4

     Statements of Consolidated Stockholders' Equity..................       5-6

     Statements of Consolidated Operations ...........................         7

     Statements of Consolidated Cash Flows ...........................       8-9

     Notes to Consolidated Financial Statements.......................     10-30

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Tidelands Oil & Gas Corporation as of December 31, 2005, and 2004, and the related statements of consolidated stockholders' equity, operations, and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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
                                                      ============    ============



        See Accompanying Notes to Consolidated Financial Statements


                        TIDELANDS OIL AND GAS CORPORATION
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 2005, 2004 (RESTATED) AND 2003

                                                  Stock
                                               Additional                                       Total
                                  Common          Stock        Paid-In       Subscription    Accumulated     Stockholders'
                                  Shares         Amount        Capital        Receivable      (Deficit)         Equity
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance
  January 1, 2003                33,683,329   $     33,684   $  6,715,108    $    (18,000)   $ (9,266,722)   $ (2,535,930)

Common Stock Issued
  for Cash                          781,395            781      1,049,219            --              --         1,050,000

Common Stock Issued
  for Services re: $1M
  Sale of Common Stock              300,000            300        335,700            --              --           336,000

Fee for Services re: Sale
  of Common Stock                      --             --         (336,000)           --              --          (336,000)

Issuances of Common Stock
  for Services                    4,323,500          4,324      2,187,273            --              --         2,191,597

Issuances of Common Stock
  for Conversion of Deferred
  Officers' Salaries              3,596,169          3,596        787,561            --              --           791,157

Issuance of Common Stock
  for Conversion of Deferred
  Director's Fees                   340,909            341         74,659            --              --            75,000

Issuance of Common Stock
  for Conversion of Accrued
  Legal Fees                        500,000            500         62,000            --              --            62,500

Issuance of Common Stock
  for Conversion of Notes
  Payable                         1,300,000          1,300        197,467            --              --           198,767

Net Loss                               --             --             --              --        (1,348,481)     (1,348,481)
                               ------------   ------------   ------------    ------------    ------------    ------------


Balance
  December 31, 2003              44,825,302   $     44,826   $ 11,072,987    $    (18,000)   $(10,615,203)   $    484,610

Common Stock Issued
  for Cash                        6,725,545          6,725      6,081,592            --              --         6,088,317

Common Stock Issued
  for Services Regarding
  $4,083,335 Sale of Stock          300,000            300        449,700            --              --           450,000

Fee for Services
  Regarding Sale of
  Common Stock                         --             --         (450,000)           --              --          (450,000)

Issuance of Common
  Stock for Services              6,602,800          6,603      9,321,213            --              --         9,327,816

Issuance of Common
  Stock for Subscription          2,500,000          2,500        547,500        (550,000)           --              --

Issuance of Common
  Stock for Conversion of
  Note Payable and
  Accrued Interest                   75,000             75        113,236            --              --           113,311

Beneficial Conversion
 Feature - Convertible
 Debentures                            --             --        3,092,105            --              --         3,092,105

Write Off Stock
  Subscription Receivable              --             --             --            18,000            --            18,000




           See Accompanying Notes to Consolidated Financial Statements




                        TIDELANDS OIL AND GAS CORPORATION
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 2005, 2004 (RESTATED) AND 2003
                                   (CONTINUED)

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
                               ============    ============    ============    ============    ============    ============




















           See Accompanying Notes to Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   YEARS ENDED




                                            December 31,    December 31,    December 31,
                                                2005            2004            2003
                                            ------------    ------------    ------------
                                             (Restated)      (Restated)
Revenues:
   Gas Sales and Pipeline Fees              $  1,725,756    $  1,800,863    $          0
   Construction Service                          135,567          82,975               0
   Other                                               0               0         178,856
                                            ------------    ------------    ------------
        Total Revenues                         1,861,323       1,883,838         178,856
                                            ------------    ------------    ------------

Expenses:
   Cost of Sales                               1,003,386       1,508,891               0
   Operating Expenses                            202,766          99,665          27,767
   Depreciation                                  485,481         244,889          43,006
   Interest                                      611,363         300,566          53,163
   Beneficial Conversion Feature Interest       (756,329)      3,092,105               0
   Sales, General and Administrative           8,033,249      11,022,019       2,937,132
   Impairment Losses - Long-Lived Assets         392,000               0               0
   Impairment Losses - Goodwill                5,200,000      15,358,000               0
                                            ------------    ------------    ------------

      Total Expenses                          15,171,916      31,626,135       3,061,068
                                            ------------    ------------    ------------


(Loss) from Operations                       (13,310,593)    (29,742,297)     (2,882,212)
Gain on Sale of Subsidiary                             0               0       1,533,731
Gain on Reduction of Derivative Liability      5,168,000      15,390,000               0
Loss on Equipment Sale                            (3,167)              0               0
Other Income                                      61,956               0               0
Interest and Dividend Income                     123,075          50,260               0
Minority Interest                                   --              --              --
Litigation Settlement                            297,825               0               0
                                            ------------    ------------    ------------
  Net (Loss)                                $ (7,662,904)   $(14,302,037)   $ (1,348,481)
                                            ============    ============    ============

Net (Loss) Per Common Share:
   Basic and Diluted                        $      (0.11)   $      (0.27)   $      (0.03)
   -----------------                        ============    ============    ============

Weighted Average Number of Common
   Shares Outstanding -
   Basic and Diluted                          70,049,587      53,214,230      39,254,316
   -----------------                        ============    ============    ============











             Accompanying Notes to Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   YEARS ENDED




                                                    December 31,    December 31,    December 31,
                                                        2005            2004            2003
                                                    ------------    ------------    ------------
                                                                     (Restated)

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                      $ (7,662,904)   $(14,302,037)   $ (1,348,481)
   Adjustments to Reconcile Net (Loss)
      To Net Cash Provided (Required) By
      Operating Activities:

    Depreciation                                         485,481         244,889          43,006
    Goodwill                                                   0      (5,200,000)              0
    Impairment Losses                                  5,592,000      15,358,000               0
    Change in Derivative Instrument                   (5,168,000)    (10,222,000)              0
    Loss on Disposal of Equipment                          3,167               0               0
    Issuance of Common Stock:
     For Services Provided                             4,022,525       9,327,816       2,191,597
     Beneficial Conversion Feature - Interest           (756,329)      3,092,105               0
       Return of Issued Stock
         Litigation Settlement                          (297,825)              0               0
       Changes In:
         Accounts Receivable                              47,929        (516,159)         16,078
         Inventory                                       (59,681)        (82,523)         12,155
         Prepaid Expenses                                303,550        (465,279)         21,392
         Other Assets                                          0               0          (1,805)
         Deferred Charges                                116,250        (116,250)              0
         Deposits                                        (61,699)        (25,308)              0
         Accounts Payable and Accrued Expenses
                                                         651,330        (201,370)       (492,815)
                                                    ------------    ------------    ------------


Net Cash (Required)
   By Operating Activities                            (2,784,206)     (3,108,116)        441,127
                                                    ------------    ------------    ------------

Cash Flows Provided (Required)
  By Investing Activities:
      (Increase) In Investments                                0        (901,871)        (98,629)
      Acquisitions of Property, Plant & Equipment     (1,837,222)     (8,727,010)       (134,505)
      Disposals of Oil and Gas Properties                      0               0         598,924
      Disposals of Equipment                                 800               0               0
                                                    ------------    ------------    ------------


   Net Cash (Required)
        By Investing Activities                       (1,836,422)     (9,628,881)        365,790
                                                    ------------    ------------    ------------











             Accompanying Notes to Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                                   YEARS ENDED



                                                     December 31,    December 31,    December 31,
                                                         2005            2004            2003
                                                     ------------    ------------    ------------
                                                                      (Restated)

Cash Flows Provided (Required)
   By Financing Activities:
      Proceeds from Issuance of Common Stock                    0       6,088,317       1,050,000
      Proceeds from Long-Term Loans                       277,385       6,731,883               0
      Proceeds from Issuance Of
        Convertible Debentures                                  0       5,000,000               0
      Repayment of Short-Term Loans                             0        (250,000)              0
      Reduction of Stock Subscription Receivable                0          18,000               0
      Repayment of Loan Due to Related Parties                  0               0        (933,554)
      Proceeds of Loans From Related Parties                    0               0          80,349
      Loan to Related Party                                (1,900)       (286,606)              0
      Repayment of current Maturities of Long-Term
        Debt                                                    0               0        (302,924)
                                                     ------------    ------------    ------------

Net Cash Provided By
  Financing Activities                                    275,485      17,301,594        (106,129)
                                                     ------------    ------------    ------------

Net Increase (Decrease) in Cash                        (4,345,143)      4,564,597         700,788
Cash at Beginning of Period                             5,459,054         894,457         193,669
                                                     ------------    ------------    ------------

Cash at End of Period                                $  1,113,911    $  5,459,054    $    894,457
                                                     ============    ============    ============

Supplemental Disclosures of
   Cash Flow Information:
      Cash Payments for Interest                     $    356,504    $     38,320    $     38,773
                                                     ============    ============    ============


      Cash Payments For Income Taxes                 $          0    $          0    $          0
                                                     ============    ============    ============

Non-Cash Financing Activities:
Return of Issued Stock For
  Beneficial Conversion Feature - Interest           $   (756,329)   $  3,092,105    $          0
Litigation Settlements                                   (297,825)              0               0
Increase of Stock Subscription Receivable                       0         550,000               0
Issuance of Common Stock:
    Repayment of Notes                                  2,512,500          75,000         198,767
    Conversion of Debentures                            5,000,000               0               0
    Payment of Accounts Payable                                 0          38,311          62,500
    Repayment of Loans From Related Parties                     0               0         866,157
    Acquisition Cost                                            0         126,437               0
                                                     ------------    ------------    ------------


      Total Non-Cash Financing Activities            $  6,458,346    $  3,881,853    $  1,127,424
                                                     ============    ============    ============










           See Accompanying Notes to Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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


                    SUMMARY OF RESTATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                -----------------

                                       Previously        Restatement       Restated
                                        Reported          Adjustment         Total
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


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003

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
                                               ============   ============

         Depreciation expense for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 was $485,581, $244,889 and $43,006
         respectively.

NOTE 5 - RESTRICTED CASH
------   ----------------

         Restricted cash consists of certificates of deposit to secure letters of credit issued to the Railroad Commission of Texas.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003



NOTE 6 - LONG-TERM DEBT
------   --------------

         A summary of long-term debt at December 31, 2005 and December 31, 2004 is as follows:

                                                   December 31,   December 31,
                                                       2005           2004
                                                   ------------   ------------

         Note Payable, Secured, Interest Bearing
           at 2% Over Prime Rate, Maturing
              May 25, 2008                         $  4,496,468   $  6,731,883

         Convertible Debentures, Unsecured,
            7% Interest Bearing,
               Maturing May 18, 2006                          0      5,000,000
                                                   ------------   ------------
                                                      4,496,468     11,731,883

         Less:  Current Maturities                      225,000              0
                                                   ------------   ------------

                   Total Long-Term Debt            $  4,271,468   $ 11,731,883
                                                   ============   ============

NOTE 7 - INCOME TAXES
------   ------------

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

         On December 20, 2005, the Company issued 40,000 shares of its restricted common stock valued at $33,400 pursuant to an employment contract with an officer of the Company.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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


                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                     Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of non-restricted stock on the date earned. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards pursuant to executive employment agreements.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


 NOTE 12 - LEASES (CONTINUED)
--------   ------------------

         Sonterra Energy Corporation previously had entered into an operating lease beginning October 1, 2004 for a propane tank site at an annual rent of $10,000 expiring September 30, 2019.

         Future commitments under the operating leases are as follows:

                                 Year Ending                Total
                                -----------              ---------
                                  2006                   $  83,400
                                  2007                      90,400
                                  2008 - 2019              107,500
                                                         ---------
                          Total Minimum Lease Payments   $ 281,300
                                                         =========

         Rent expense for the years ended December 31, 2005 and 2004 was $82,300 and $43,300, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003

NOTE 14 - LITIGATION (CONTINUED)
-------   ----------------------

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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


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


                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003

NOTE 16 - SEGMENT REPORTING
-------   -----------------

The following table is a summary of the results of operations and other financial information by major segment:

2005               Propane Sales      Pipeline
                    and Related    Transportation    All Other
                     Services           Fees       and Corporate       Total

Revenue            $  1,630,246    $    231,077    $       --      $  1,861,323
Depreciation       $    116,853    $    305,313    $     63,315    $    485,481
Interest           $      2,514    $       --      $    608,849    $    611,363
Operating (Loss)   $   (380,900)   $   (164,523)   $(12,765,170)   $(13,310,593)
Total Assets       $  2,997,001    $  5,621,536    $  4,870,312    $ 13,488,849


2004                                      Natural Gas
                                           Sales and
                          Propane Sales     Pipeline
                           and Related   Transportation    All Other
                            Services         Fees        and Corporate       Total
Revenue                   $    438,611   $  1,400,227    $       --      $  1,838,838
Depreciation              $     20,158   $    178,099    $     46,632    $    244,889
Interest                  $        300   $       --      $    300,266    $    300,566
Operating Income (Loss)   $     98,229   $   (141,502)   $(29,699,024)   $(29,742,297)
Total Assets              $  2,775,281   $  5,881,774    $ 13,765,611    $ 22,422,666

2003

There was no segment reporting in 2003.


NOTE 17 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-------   ----------------------------------------------------

             (Dollars in thousands, except share and per share data)

The following tables present our selected consolidated financial information as of the end of the periods indicated. The information below is from unaudited consolidated financial statements.


Year Ended December 31, 2005          Mar         June       Sept        Dec
----------------------------           31          30         30          31
                                    --------    --------   --------    --------
  Revenues                          $    628    $    341   $    248    $    644
  Cost of Goods Sold                     285         130        220         368
                                    --------    --------   --------    --------
  Gross Margin                           343         211         28         276
  Operating Expenses                   6,947       3,825      1,580       1,817
  Other Income (Expense), Net         (2,862)      8,096        324          90
                                    --------    --------   --------    --------
  Net earnings (loss)               $ (9,466)   $  4,482   $ (1,228)   $ (1,451)
                                    ========    ========   ========    ========
  Basic income (loss) per share     $  (0.15)   $   0.08   $  (0.02)   $  (0.11)
  Diluted income (loss) per share   $  (0.15)   $   0.08   $  (0.02)   $  (0.11)

Year Ended December 31, 2004
----------------------------
  Revenues                          $      0    $    508   $    825    $    551
  Cost of Goods Sold                       0         498        802         209
                                    --------    --------   --------    --------
  Gross Margin                             0          10         23         342
  Operating Expenses                   1,538       4,209      3,545      20,825
  Other Income (Expense), Net              4      15,397          6          33
                                    --------    --------   --------    --------
  Net earnings (loss)               $ (1,534)   $ 11,198   $ (3,516)   $(20,450)
                                    ========    ========   ========    ========
  Basic (loss) per share            $  (0.03)   $   0.18   $  (0.02)   $  (0.34)
  Diluted (loss) per share          $  (0.03)   $   0.18   $  (0.02)   $  (0.34)

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 (RESTATED) AND 2003


NOTE 18 - SUBSEQUENT EVENTS
-------   -----------------

         During January, 2006, the Company completed a private placement of $6,569,750 of securities with several institutional investors led by Palisades Master Fund, L.P. The private placement consists of Original Issue Discount Convertible Debentures, convertible into common stock of the Company at a conversion price of $0.87 per share. The investors will also receive three-year warrants to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additional 13 month callable warrants to purchase, in the aggregate, 7,551,432 shares were issued to the investors with an exercise price of $1.275 which warrants include a forced exercise provision by the Company if certain price and equity conditions are met. The Company will receive net proceeds of $4,964,410 from the transactions.