Form 10-Q
period 2006-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-08-23
CIK 1107104

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, there were 79,955,815 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

EXPLANATORY NOTE: This quarterly report was originally filed on Form 10-QSB on May 23, 2006. Subsequent to the filing, the registrant determined that it was not eligible to use Form 10-QSB because it had exceeded the public float limitations of Regulation S-B. As a result of this limitation, the registrant is amending the Form 10-QSB to a Form 10-Q in accordance with the recommendations of the Securities and Exchange Commission.

                         TIDELANDS OIL & GAS CORPORATION
                                    FORM 10-Q


                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheet as of
         March 31, 2006 and December 31, 2005............................      3
         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2006 and 2005..............      4
         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2006 and 2005..............      5
         Notes to the Condensed Consolidated Financial Statements........   7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..............................  13-20
Item 3   Quantitative and Qualitative Disclosures About
         Market Risk.....................................................  20-21
Item 4   Controls and Procedures.........................................  21-23
Part II  Other Information
Item 1   Legal Proceedings...............................................  23-27
Item 1A  Risk Factors....................................................     27
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....     27
Item 3   Defaults Upon Senior Securities.................................     27
Item 4   Submission of Matters to a Vote of Security Holdings............     28
Item 5   Other Information...............................................     28
Item 6   Exhibits........................................................     28
Signatures...............................................................     28

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)
Current Assets:
   Cash                                            $  5,051,285    $  1,113,911
   Accounts and Loans Receivable                        339,633         468,458
   Inventory                                            116,605         142,204
   Prepaid Expenses                                     152,806         183,938
                                                   ------------    ------------
      Total Current Assets                            5,660,329       1,908,511
                                                   ------------    ------------

Property Plant and Equipment, Net                    10,563,625      10,042,088
                                                   ------------    ------------

Other Assets:
   Deposits                                              64,004          14,004
   Restricted Cash                                       77,364          76,803
   Note Receivable                                      292,112         288,506
   Deferred Charges                                   1,625,458               0
   Goodwill                                           1,158,937       1,158,937
                                                   ------------    ------------
      Total Other Assets                              3,217,875       1,538,250
                                                   ------------    ------------

      Total Assets                                 $ 19,441,829    $ 13,488,849
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
                                                   ============    ============




      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                          Three Months Ended  Three Months Ended
                                            March 31, 2006      March 31, 2005
                                            --------------      --------------
                                                                  (Restated)
Revenues:
   Gas Sales and Pipeline Fees              $      672,506      $      586,949
   Construction Services                           129,388              41,126
                                            --------------      --------------
      Total Revenues                               801,894             628,075
                                            --------------      --------------

Expenses:
   Cost of Sales                                   376,866             284,679
   Operating Expenses                               84,531              66,774
   Depreciation                                    115,764             115,441
   Interest                                        111,059             209,787
   Beneficial Conversion Feature Interest                0           4,736,843
   Sales, General and Administrative             1,842,942           1,818,411
                                            --------------      --------------
      Total Expenses                             2,531,162           7,231,935
                                            --------------      --------------

(Loss) From Operations                          (1,729,268)         (6,603,860)

Derivative (Loss)                                        0          (2,894,500)
(Loss) on Sale of Asset                                  0              (3,167)
Interest and Dividend Income                        33,620              35,992
                                            --------------      --------------

Net (Loss)                                  $   (1,695,648)     $   (9,465,535)
                                            ==============      ==============

Net (Loss) Per Common Share:
   Basic and Diluted                        $        (0.02)     $        (0.15)
                                            ==============      ==============

Weighted Average Number of Common
   Shares Outstanding                           79,712,485           61,983,359
                                            ==============       ==============













      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                Three Months Ended   Three Months Ended
                                                  March 31, 2006       March 31, 2005
                                                  --------------       --------------
                                                                         (Restated)
Cash Flows Provided (Required) By
  Operating Activities:
     Net (Loss)                                   $   (1,695,648)      $   (9,465,535)
     Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
       Operating Activities:
         Depreciation                                    115,764              115,441
         Loss on Disposal of Equipment                         0                3,167
         Change in Derivative Liability                        0            2,894,500
         Issuance of Common Stock:
           For Services Provided                         869,500              979,500
         Beneficial Conversion Feature Interest                0            4,736,843
         Changes in:
           Accounts Receivable                           128,825              111,899
           Inventory                                      25,599               22,364
           Prepaid Expenses                               31,132               69,126
           Deferred Charges                           (1,625,458)              77,500
           Deposits                                      (50,000)              (2,500)
           Restricted Cash                                  (561)                   0
           Accounts Payable and
             Accrued Expenses                             24,626             (135,394)
                                                  --------------       --------------

Net Cash (Required) By Operating Activities           (2,176,221)            (593,089)
                                                  --------------       --------------

Cash Flows Provided (Required)
  By Investing Activities:
      Acquisitions of Property, Plant
           and Equipment                                (637,301)            (278,421)
      Disposals of Equipment                                   0                  800
                                                  --------------       --------------

Net Cash (Required) By Investing Activities             (637,301)            (277,621)
                                                  --------------       --------------







      See Accompanying Notes to Condensed Consolidated Financial Statements


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                             Three Months Ended   Three Months Ended
                                               March 31, 2006       March 31, 2005
                                               --------------       --------------
                                                                      (Restated)
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Stock Subscriptions
        Receivable                                    110,000                    0
      Proceeds from Long-Term Loans                 6,644,502               85,418
      Loan to Related Party                            (3,606)                (564)
                                               --------------       --------------

Net Cash Provided by Financing Activities           6,750,896               84,854
                                               --------------       --------------

Net Increase (Decrease) in Cash                     3,937,374             (785,856)

Cash at Beginning of Period                         1,113,911            5,484,054
                                               --------------       --------------

Cash at End of Period                          $    5,051,285       $    4,698,198
                                               ==============       ==============

Supplemental Disclosures of
   Cash Flow Information:
       Cash Payments for Interest              $       84,657       $      115,994
                                               ==============       ==============

       Cash Payments for Income Taxes          $            0       $            0
                                               ==============       ==============

Non-Cash Investing and Financing Activities:
   Issuance of Common Stock:
      Payment of Accrued Expense               $      445,000       $            0
                                               --------------       --------------

      Total Non-Cash Investing and
         Financing Activities                  $      445,000       $            0
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

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2 - LITIGATION
------   ----------

         On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas (Northern) when it sued Betty Lou Sheerin (Sheerin) for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, Ltd., and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd ., and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil and Gas Corporation ("Tidelands"). She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering, Ltd., and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tidelands' answer date in order to allow time for mediation of the case. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003. Tidelands' answer denies all of Sheerin's allegations.

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

Terranova Energia, S. de R.L. de C.V. ("Terranova") continued its permitting efforts with the Comision Reguladora de Energia (CRE) in Mexico by submitting several additional capex and opex revisions to its previous submissions for the Occidente Pipeline segment in response to comments from CRE staff and with the assistance of its financial advisory firm, HSBC Securities USA. We submitted the permit application for the Terranova pipeline Occidente section to the CRE, the Mexican energy regulatory entity, on March 18, 2005 and they were accepted for full review on June 14, 2005. Terranova expects that barring further requests from CRE for information or revisions of existing information from the Company, final drafting of the CRE resolution for approval of the pipeline permit will occur in the next few weeks with approval of a final resolution and issuance of a pipeline permit after appropriate consideration by the CRE commissioners.

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

OPERATING EXPENSES: Operating expenses from continuing operations increased from $66,774 for the three months ended March 31, 2005 to $84,531 for the three months ended March 31, 2006. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative three months for 2005.
Depreciation expense remained basically flat for the first quarter of 2006 versus the first quarter of 2005, increasing from $115,441 for the three months ended March 31, 2005 to $115,764 for the three months ended December 31, 2006 and reflecting no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense decreased from $209,787 for the three months ended March 31, 2005 to $111,059 for the three months ended March 31, 2006 as a result of the reduction of the principal amount of the note owed to Impact International LLC by $2,512,500 after the end of the first three months of 2005. No expense for Beneficial Conversion Feature Interest was recorded for the three months ended March 31, 2006 as compared to $4,736,843 for the three months ended March 31, 2005 (as restated). The market price for the Company's common stock at the relevant measurement dates during the three months ended March 31, 2006 was less than the conversion price for the debentures issued on January 20, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents
-------------------------

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2006, we had cash and cash equivalents aggregated $5,051,285.

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

Item 4. Controls and Procedures

(a) Evaluation Of Disclosure Controls And Procedures.

As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

Our disclosure controls and procedures were not effective because company employees and accountants lacked accounting knowledge and experience with complex financial instruments.

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

Matter No. 2:

On May 4, 2005, HBH Development Company, LLC ("HBH") initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 98th Judicial District, Cause No. GN 501626 HBH Development Co., LLC vs. Sonterra Energy Corp. This action involves the developer of the Austin's Colony Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with HBH concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. HBH is claiming that Sonterra has failed or refused to pay HBH rent and easement use fees under the terms of the letter agreement. HBH alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. HBH seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, cancellation of the contract and rights associated with the propane distribution system, issue to HBH a writ of possession for the property, and for attorneys fees. HBH has amended its complaint adding claims for mutual mistake and reformation as to the letter agreement and a developer's bonus under terms of the letter agreement.

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