Form 10-K/A
period 2005-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-09-14
CIK 1107104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                Amendement No. 1

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

EXPLANATORY NOTE: (1) This annual report was originally filed on Form 10-KSB on April 17, 2006 and amended on Form 10-KSB/A on June 16, 2006. Subsequent to the filing, the registrant determined that it was not eligible to use Form 10-KSB because it had exceeded the public float limitations of Regulation S-B. As a result of this limitation, the registrant is amending the Form 10-KSB to a Form 10-K in accordance with the recommendations of the Securities and Exchange Commission.
(2) We amended Part II, Item 9A titled "Controls and Procedures".

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-K/A

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



ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
-------------------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES.
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding our required disclosures.

As of the end of the reporting period, December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

Based on this evaluation and as a result of comments received in December 2005 from the SEC Staff pertaining to our 2004 and 2005 financial statements, our principal executive and principal financial officers determined that the Company's disclosure controls were not effective because some accounting entries relating to debt and equity instruments required adjustment.

These adjustments required restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2005, as disclosed in our Current Report on Form 8-K filed April 17, 2006 and described under Footnote 2 to our December 31, 2005 financial statements contained herein.

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

(b) Changes in Internal Control Over Financial Reporting.

     There no were changes in our internal control over financial reporting during the previous fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

10.16    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC. $0.87                                                      Exhibit 10.12 to 8-K filed on
                                                                                December 3, 2004

10.17    Warrant to Purchase Common Stock Mercator Advisory                     Incorporated by reference to
         Group, LLC $0.80                                                       Exhibit 10.13 to 8-K filed on
                                                                                December 3, 2004


10.18    Promissory Note for Aircraft Prepaid Lease                             Incorporated by reference to
                                                                                Exhibit 10.4 to 10-Q filed on
                                                                                August 21, 2006

10.19    Aircraft Prepaid Lease/Use Agreement                                   Incorporated by reference to
                                                                                Exhibit 10.3 to 10-Q filed on
                                                                                August 21, 2006

21       List of Subsidiaries                                                   Previously filed on form 10-K
                                                                                filed on August 23, 2006


31.1     Chief Executive Officer-Section 302 Certification pursuant             Included with this filing
         to Sarbanes- Oxley Act.
31.2     Chief Financial Officer- Section 302 Certification pursuant            Included with this filing
         to Sarbanes-Oxley Act.
32.1     Chief Executive Officer-Section 906 Certification pursuant             Included with this filing
         to Sarbanes-Oxley Act.
32.2     Chief Financial Officer- Section 906 Certification pursuant            Included with this filing
         to Sar Sarbanes-Oxley Act.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A Report for the period ending December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2006.

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

Date:  September 14, 2006              /s/ Michael Ward
                                      ------------------------------------------
                                      Michael Ward, President, Director


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