Form 10-Q/A
period 2006-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2006-09-14
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                 Amendment No. 1


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

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes    No X
                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, there were 79,955,815 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

EXPLANATORY NOTE: (1) This quarterly report was originally filed on Form 10-QSB on May 23, 2006. Subsequent to the filing, the registrant determined that it was not eligible to use Form 10-QSB because it had exceeded the public float limitations of Regulation S-B. As a result of this limitation, the registrant is amending the Form 10-QSB to a Form 10-Q in accordance with the recommendations of the Securities and Exchange Commission.
(2) We amended Part I Item 4 titled "Controls and Procedures".

                         TIDELANDS OIL & GAS CORPORATION
                                   FORM 10-Q/A


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

These adjustments required restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2005, as disclosed in our Current Report on Form 8-K filed on April 17, 2006 and described under Footnote 2 to our December 31, 2005 financial statements contained in our Annual Report for the year ending December 31, 2005.

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

(b) Changes In Internal Control Over Financial Reporting.

         There were changes in our internal control over financial reporting during the quarter ended March 31, 2006 as disclosed in (a) above) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

                                               TIDELANDS OIL & GAS CORP.


Dated: September 14, 2006                        /s/ Michael Ward
                                                --------------------------------
                                                By: Michael Ward
                                                Title: President, CEO



Dated: September 14, 2006                        /s/ James B. Smith
                                                --------------------------------
                                                By: James B. Smith
                                                Title: CFO, Principal Accounting
                                                Officer