Form 10-Q/A
period 2006-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2006-09-14
CIK 1107104

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

Explanatory Note:
-----------------

We amended Part I, Item 4 titled "Controls and Procedures".

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

As of the end of the reporting period, June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control.

There were no changes in our internal controls over financial reporting during the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.  Exhibits

a)   Exhibits

     Exhibit No.    Exhibit Name

        10.1*       Regency Energy Participation Agreement
        10.2*       Regency Energy Joint Operating Agreement
        10.3*       Aircraft Prepaid Lease/Use Agreement
        10.4*       Promissory Note  for Aircraft Prepaid Lease/Use Agreement
        31.1        Chief Executive  Officer-Section 302 Certification  pursuant to Sarbanes-Oxley Act.
        31.2        Chief Financial Officer- Section 302 Certification  pursuant to Sarbanes-Oxley Act.
        32.1        Chief   Executive   and   Financial    Officer-Section   906
                    Certification pursuant to Sarbanes-Oxley Act.


*Previously filed

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