Form 10-Q
period 2006-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2006-11-20
CIK 1107104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                              For the quarterly period ending September 30, 2006

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
Large accelerated filer   , Accelerated filer   , Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes    No X
                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2006, there were 84,537,270 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

                         TIDELANDS OIL & GAS CORPORATION
                                    FORM 10-Q


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2006 and December 31, 2005.........................     3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2006 and 2005...........     4

         Condensed Consolidated Statements of Operations
         For the Nine Months Ended September 30, 2006 and 2005............     5

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2006 and 2005............   6-7

         Notes to Condensed Consolidated Financial Statements.............  8-14

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......

Item 4 - Controls and Procedures..........................................


PART II - Other Information

Item 1 - Legal Proceedings ...............................................

Item 1A. Risk Factors.....................................................

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......

Item 3 - Defaults Upon Senior Securities..................................

Item 4 - Submission of Matters to a Vote of Security Holdings.............

Item 5 - Other Information................................................

Item 6 - Exhibits ........................................................

Signature.................................................................



                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         TIDELANDS OIL & GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30,     December 31,
                                                           2006             2005
                                                      -------------    -------------
                                                       (Unaudited)
Current Assets:
   Cash and Cash Equivalents                          $     887,194    $   1,113,911
   Accounts and Loans Receivable                            290,968          468,458
   Inventory                                                 74,589          142,204
   Prepaid Expenses                                         312,918          183,938
                                                      -------------    -------------
      Total Current Assets                                1,565,669        1,908,511
                                                      -------------    -------------

Property Plant and Equipment, Net                        12,226,640       10,042,088
                                                      -------------    -------------

Due from Related Party                                      283,854          288,506
                                                      -------------    -------------

Other Assets:
   Deposits                                                  64,004           14,004
   Restricted Cash                                           52,159           76,803
   Deferred Charges                                         880,256                0
   Goodwill                                               1,158,937        1,158,937
                                                      -------------    -------------
      Total Other Assets                                  2,155,356        1,249,744
                                                      -------------    -------------

      Total Assets                                    $  16,231,519    $  13,488,849
                                                      =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Maturities - Notes Payable                 $     225,000    $     225,000
   Accounts Payable and Accrued Expenses                  1,000,176        1,225,554
                                                      -------------    -------------
      Total Current Liabilities                           1,225,176        1,450,554

Long-Term Debt                                           10,014,752        4,271,768
                                                      -------------    -------------

      Total Liabilities                                  11,239,928        5,722,322
                                                      -------------    -------------

Commitments and Contingencies                                  --               --

Stockholders' Equity:
   Common Stock, $.001 Par Value per Share,
     250,000,000 Shares Authorized, 84,537,270
     and 78,495,815 Shares Issued and
     Outstanding at September 30, 2006
     and December 31, 2005 Respectively                      84,538           78,497
   Paid-in Capital in Excess of Par Value                45,250,456       40,818,174
   Subscriptions Receivable                                (330,000)        (550,000)
   Minority Interest                                           --               --
   Accumulated (Deficit)                                (40,013,403)     (32,580,144)
                                                      -------------    -------------
      Total Stockholders' Equity                          4,991,591        7,766,527
                                                      -------------    -------------

      Total Liabilities and Stockholders' Equity      $  16,231,519    $  13,488,849
                                                      =============    =============




      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -3-


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended    Three Months Ended
                                            September 30, 2006    September 30, 2005
                                            ------------------    -----------------
                                                                      (Restated)
Revenues:
   Gas Sales and Pipeline Fees              $          355,937    $         248,015
   Construction Services                                13,289                    0
                                            ------------------    -----------------
      Total Revenues                                   369,226              248,015
                                            ------------------    -----------------

Expenses:
   Cost of Sales                                       176,675              219,865
   Operating Expenses                                  102,010               81,408
   Depreciation                                        114,085              124,422
   Interest                                          2,572,249              110,090
   Beneficial Conversion Feature Interest                    0             (637,448)
   Sales, General and Administrative                 1,229,528            1,901,401
                                            ------------------    -----------------

      Total Expenses                                 4,194,547            1,799,738
                                            ------------------    -----------------

(Loss) From Operations                              (3,825,321)          (1,551,723)

Derivative Gain (Loss)                                       0                    0
(Loss) on Sale of Investments                             (743)                   0
(Loss) on Sale of Equipment                             (4,500)                   0
Interest and Dividend Income                            53,500               26,589
Litigation Settlement                                        0              297,825
                                            ------------------    -----------------

Net Income (Loss)                           $       (3,777,064)   $      (1,227,309)
                                            ==================    =================

Net Income (Loss) Per Common Share:
   Basic and Diluted                        $            (0.05)   $           (0.02)
                                            ==================    =================

Weighted Average Number of Common
   Shares Outstanding                               82,551,543           75,712,742
                                            ==================    =================









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                         TIDELANDS OIL & GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Nine Months Ended     Nine Months Ended
                                            September 30, 2006    September 30, 2005
                                            ------------------    ------------------
                                                                      (Restated)
Revenues:
   Gas Sales and Pipeline Fees              $        1,420,551    $        1,097,505
   Construction Services                               157,693               119,121
                                            ------------------    ------------------
   Total Revenues                                    1,578,244             1,216,626
                                            ------------------    ------------------



Expenses:
   Cost of Sales                                       759,954               635,113
   Operating Expenses                                  286,128               210,545
   Depreciation                                        345,887               360,817
   Interest                                          3,057,258               503,950
   Beneficial Conversion Feature Interest                    0              (501,659)
   Sales, General and Administrative                 4,672,273             6,578,471
   Impairment Losses                                         0             5,200,000
                                            ------------------    ------------------
      Total Expenses                                 9,121,500            12,987,237
                                            ------------------    ------------------

(Loss) From Operations                              (7,543,256)          (11,770,611)

Derivative Gain (Loss)                                       0             5,168,000
(Loss) on Sale of Investments                             (743)                    0
(Loss) on Sale of Equipment                             (4,500)               (3,167)
Interest and Dividend Income                           115,239                96,240
Litigation Settlement                                        0               297,825
                                            ------------------    ------------------

Net (Loss)                                  $       (7,433,260)   $       (6,211,713)
                                            ==================    ==================

Net (Loss) Per Common Share:
   Basic and Diluted                        $            (0.09)   $            (0.09)
                                            ==================    ==================

Weighted Average Number of Common
   Shares Outstanding                               81,516,543            69,378,850
                                            ==================    ==================




      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                   Nine Months Ended     Nine Months Ended
                                                  September 30, 2006    September 30, 2005
                                                  ------------------    ------------------
                                                                             (Restated)
Cash Flows Provided (Required) By
  Operating Activities:
     Net (Loss)                                   $       (7,433,260)   $       (6,211,713)
     Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:
         Depreciation                                        314,666               360,817
         Loss on Disposal of Equipment                         4,500                 3,167
         Change in Derivative Liability                            0            (5,168,000)
         Issuance of Common Stock:
           For Services Provided                           1,910,800             3,682,950
           For Payment of Interest                         1,696,982                     0
         Beneficial Conversion Feature Interest                    0              (501,659)
         Changes in:
           Accounts Receivable                               177,490               307,719
           Inventory                                          67,615                (7,809)
           Prepaid Expenses                                 (128,980)              278,609
           Deferred Charges                                 (880,256)              116,250
           Deposits                                          (50,000)               (2,600)
           Restricted Cash                                    24,644              (101,471)
           Accounts Payable and
             Accrued Expenses                                219,622                68,233
           Impairment Losses                                       0             5,200,000
                                                  ------------------    ------------------

Net Cash (Required) By Operating Activities               (4,076,177)           (1,975,507)
                                                  ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
    Acquisitions of Property, Plant
         and Equipment                                    (2,525,218)           (1,376,250)
    Disposals of Equipment                                    21,500                   800
                                                  ------------------    ------------------

Net Cash (Required) By Investing Activities               (2,503,718)           (1,375,450)
                                                  ------------------    ------------------









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-


                         TIDELANDS OIL & GAS CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)



                                                Nine Months Ended     Nine Months Ended
                                               September 30, 2006    September 30, 2005
                                               ------------------    ------------------
                                                                        (Restated)
Cash Flows Provided (Required)
   by Financing Activities:
      Proceeds from Stock Subscriptions
        Receivable                                        220,000                     0
      Proceeds from Long-Term Loans                     6,737,276               201,671
      Repayment of Long-Term Loans                       (608,750)                    0
      Repayment of Loan by Related Party                    4,652                 1,662
                                               ------------------    ------------------

Net Cash Provided by Financing Activities               6,353,178               203,333
                                               ------------------    ------------------

Net (Decrease) in Cash                                   (226,717)           (3,147,624)

Cash at Beginning of Period                             1,113,911             5,484,054
                                               ------------------    ------------------

Cash at End of Period                          $          887,194    $        2,336,430
                                               ==================    ==================

Supplemental Disclosures of
   Cash Flow Information:
       Cash Payments for Interest              $        1,153,116    $          266,938
                                               ==================    ==================

       Cash Payments for Income Taxes          $                0    $                0
                                               ==================    ==================

Non-Cash Investing and Financing Activities:
   Issuance of Common Stock:
      Repayment of Note                        $                0    $        2,512,500
      Repayment of Convertible Debentures                 385,542             4,020,000
      Payment of Accrued Expense                          445,000                     0
                                               ------------------    ------------------

      Total Non-Cash Investing and
         Financing Activities                  $          830,542    $        6,532,500
                                               ==================    ==================










      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2006, and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The financial information as of December 31, 2005, is derived from the registrant's Form 10-K for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Arrecefe Management, LLC, Marea Associates, LP, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., Esperanza Energy, LLC, and Tidelands Exploration & Production Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




NOTE 2 - GOING CONCERN
------   -------------

         The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company's growth has been funded through issuance of convertible debentures. As of September 30, 2006, the Company had approximately $900,000 of unrestricted cash. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is seeking to obtain such additional funding through private equity sources, possible sale of certain operating assets along with reduction of operating expenses. There can be no assurance as to the availability or terms upon which such financing and capital might be available or that asset sales will be possible at suitable pricing.

NOTE 3 - LITIGATION
------   ----------

         On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas (Northern) when it sued Betty Lou Sheerin (Sheerin) for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, Ltd., and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd ., and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil and Gas Corporation (Tidelands). She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering, Ltd., and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands' answer denies all of Sheerin's allegations.

         Betty Lou Sheerin filed amended pleadings, wherein she sued current and former Tidelands' Board members, Michael Ward, Royis Ward, James B. Smith, Carl Hessel and Ahmed Karim in their individual capacities. Her claims against these individuals are for fraud, breach of contract, breach of the Uniform Commercial Code, breach of duty of good faith and fair dealing and conversion. Sheerin has now non-suited her claims against Michael Ward, Royis Ward and James B. Smith.

         In September 2002, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003, Sheerin filed a separate lawsuit against Tidelands in Bexar County, Texas on this note seeking a judgment against Tidelands for the principle amount of the note, plus interest. Tidelands answered this lawsuit denying liability on the note. The Company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

         In September, and again in October 2004, Sheerin amended her pleadings regarding the third party cross action against Tidelands adding a claim for the $300,000 promissory note. Sheerin also deleted her claims against Carl Hessel and Ahmed Karim (Company Directors).

         Tidelands won a partial summary judgment against Sheerin as to all of her tort claims pled against Tidelands, save and except only her claim for conversion of 500,000 shares of Tidelands' stock.

         Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

         On August 5, 2005, Northern, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950,000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third-party beneficiary under a December 3, 2001, purchase and sale agreement between ZG Gathering, Ltd., and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG Gathering, Ltd. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question.

         On March 6, 2006, Tidelands won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

         On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands' stock, of which 500,000 was to be free-trading shares. ZG claims that Tidelands breached this agreement. ZG seeks specific performance of the agreement, recovery of an unspecified amount of damages, and its attorney's fees.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 3 - LITIGATION (CONTINUED)
------   ----------------------

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

NOTE 4 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On August 6, 2006, the Company issued 100,000 shares of its common stock valued at $63,500 to an employee of the Company.

         On September 18, 2006, the Company issued 349,856 shares of its common stock to a holder of its Convertible Debentures for conversion of $304,375.

         On September 25, 2006, the Company issued 93,295 shares of its common stock to a holder of its Convertible Debentures for conversion of $81,167.

         On September 25, 2006, the Company issued 150,000 shares of its restricted common stock valued at $87,000 to three Directors for a total of 450,000 common shares valued at $261,000.

                         TIDELANDS OIL & GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 4 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On September 25, 2006, the Company issued 150,000 shares of its common stock valued at $87,000 to a fourth Director.

         On September 28, 2006, the Company issued 2,828,304 shares of its restricted common stock valued at $1,696,982 to five investors in order to cure all existing events of default in accordance with the terms of a Waiver and Amendment Agreement relating to the Convertible Debentures they previously acquired (See NOTE 5 - Debt Financing).


NOTE 5 - RELATED PARTY TRANSACTION
------   -------------------------

         The Company executed an agreement in January 2004 with a related party to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At September 30, 2006, the loan balance was $283,854.

         During 2006, the President acquired the airplane being utilized to provide charter air transportation for the Company which is being held by his wholly-owned corporation. The transaction includes assumption of the $300,000 5% interest bearing loan due in January 2007 to the Company.

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

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 - DEBT FINANCING
------   --------------

         On January 20, 2006, the Company completed a private placement of $6,569,750 of convertible debt with seven institutional investors. The net proceeds realized by the Company were $4,949,291 after deduction of legal costs, commission and interest discount. The Company issued original issue discount debentures with a maturity date of January 20, 2008, and a conversion feature which permitted the holders to convert into common stock of the Company at a price of $0.87 per share. The investors also received three year "Series A Common Stock Warrants" to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additionally, the Company issued to the investors "Series B Common Stock Warrants" which provided for a thirteen month exercise period, at a conversion price of $1.275 per share, and an aggregate purchase total of 7,551,432 shares of common stock of the Company.

         In accordance with this private placement, the Company entered into a "Registration Rights Agreement" with the investors, whereby, among other terms and conditions, the Company must comply with various effective dates and periods or, if in default of said dates and/or periods, be subject to liquidated damages as outlined in the master agreement. Between June 2006 and September 22, 2006, the investors billed and were paid $478,155 of liquidated damages including $182,625 paid to RHP Master Fund, Ltd., as described below for not meeting the required effective date.

         On September 20, 2006, RHP Master Fund, Ltd. ("RHP") gave the Company its notice of default for failure to timely pay liquidated damages associated with the Company's failure to timely register the underlying debenture shares and warrants with the Securities and Exchange Commission. RHP accelerated payment of the RHP Debenture at the Mandatory Default Amount. The Mandatory Default Amount was 130% of the aggregate principal amount of the Debenture. On September 22, 2006, the Company paid RHP the sum of $791,375 including an $182,625 Default Amount, thereby discharging the RHP debenture obligation.

         On September 26, 2006, Palisades Master Fund, LP ("Palisades") gave the Company its notice of election accelerating payment of the Palisades Debenture at the Mandatory Default Amount asserting a cross default event triggered by the RHP Notice of Default Event received by the Company on September 20, 2006, as disclosed in the Current Report filed on Form 8-K on September 25, 2006. Palisades demanded immediate payment of its Debentures at the Mandatory Default Amount of $5,597,687.

         On September  28,  2006,  Company  entered into a Waiver and  Amendment
         Agreement ("Agreement") with Palisades and all of the remaining Holders, which include Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP and Nite Capital, LP.

                         TIDELANDS OIL & GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 - DEBT FINANCING (CONTINUED)
------   --------------------------

         In consideration of that Agreement, all existing events of default known to the Holders were waived in consideration of the issuance of 2,828,304 common shares. The Company issued the shares as follows:
         Palisades - 2,000,000 shares, Crescent International, Ltd. - 304,375 shares, Double U Master Fund, LP - 152,179 shares, JGC Capital, LP - 250,000 shares, and Nite Capital, LP - 121,750 shares (See NOTE 3 - Common Stock Transactions).

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

Recent Developments

In the nine months ended September 30, 2006, several significant developments occurred with respect to the businesses operated by the Company.

Financing Transaction

On January 20, 2006, the Company entered into Securities Purchase Agreements (the "Agreements) with seven accredited investors (collectively, "Purchasers or Holders"). The original Holders included Palisades Master Fund, L.P., PEF Advisors, Crescent International, Ltd., Double U Master Fund, L.P., JGB Capital, L.P. and Nite Capital, L.P., and RHP Master Fund, Ltd. Palisades subsequently acquired PEF Advisors interests in the Agreements.

We sold $6,569,750 Dollars, in the aggregate principal amount, of discounted convertible debentures ("Debentures") and Series A and Series B Warrants to purchase common stock ("Warrants") for an aggregate payment of $5,396,098 after deduction for the interest discount. The Company paid an 8% commission to the placement agent, HPC Capital Management, LLC, a registered broker-dealer. The Company granted HPC Capital Management Series A Common Stock Purchase Warrants as additional transaction compensation. The Company received net proceeds of $4,949,292 after deduction of legal costs, commissions and interest discount. We intend to use the proceeds for working capital.

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

We agreed to file a registration statement. We filed a registration statement on Form SB-2 and later converted to Form S-1 with the U.S. Securities and Exchange Commission ("SEC") to register the common stock underlying the Debentures and Warrants.

The Debentures are Original Issue Discount Convertible Debentures with an aggregate face amount of $6,569,750. The purchasers paid an aggregate principal sum of $5,396,098. The face amount of the Debentures is due January 20, 2008. The difference between the face amount and the aggregate principal paid represents the interest expense. The Debenture Holder may convert all or part of the Debenture face amount into shares of Tidelands' common stock at any time at an initial conversion rate of $0.87 per share.

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

Subject to specific terms and conditions in the Debenture, the Company has the option to force conversion of the Debentures into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 250% of the then Conversion Price for a period of time based on a Volume Weighted Average Price ("VWAP") formula. The VWAP share price must exceed this 250% price for at least 20 consecutive Trading Days.

The conversion price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents.

We granted the Purchasers Series A Common Stock Purchase Warrants ("Series A Warrants") to purchase 2,491,974 shares of our common stock at $0.935 per share. We also granted HPC Capital Management 65,697 Series A Warrants to purchase our common stock at $0.935 per share.

The Series A Warrants may be exercised immediately by the Purchasers and terminate on January 20, 2009. Subject to specific terms and conditions in the Series A Warrant including an effective registration statement registering underlying shares, the Company has the call option to force conversion of this Warrant into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 250% of the then effective Exercise Price for a period of time based on a VWAP formula. The VWAP share price must exceed this 250% threshold price for at least 20 consecutive Trading Days. If at any time after one year from the date of issuance there is no effective registration statement registering, or no current prospectus available for the resale of the underlying shares, then this Warrant may also be exercised by means of "cashless exercise" as determined by a formula described in the Warrant. The exercise price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents.

We granted the Purchasers Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase 7,551,432 shares of our common stock at $1.275 per share. The Purchasers have the right to exercise the Series B Warrants commencing at any time on, or after January 20, 2007 and on, or before February 19, 2007. Subject to specific terms and conditions in the Series B Warrant, including an effective registration statement registering underlying shares, the Company has the option to force the exercise of this Warrant into common shares if the Company's share price as quoted on the Over-the-Counter Electronic Bulletin Board exceeds 150% of the then effective Exercise Price for a period of time based on a VWAP formula. The VWAP share price must exceed this 150% threshold price for at least 20 consecutive Trading Days. If at any time after one year from the date of issuance there is no effective registration statement registering, or no current prospectus available for the resale of the underlying shares, then this Warrant may also be exercised by means of "cashless exercise" as determined by a formula described in the Warrant. The exercise price will be subject to adjustment for corporate events, such as stock splits, stock dividends, and stock combinations, as more specifically outlined in the transaction documents. We granted the Purchasers and HPC Capital Management registration rights on the shares underlying the Debentures and the Warrants. The Common Stock underlying the Debentures and Warrants will be registered under the Securities Act of 1933, as amended, for re-offer and re-sale by the Purchasers and HPC Capital Management.

If the Company failed to timely file a registration statement or was unable to have the registration statement declared effective by the SEC within the stated periods of time, this would trigger a default and be subject to among other things, acceleration of the Debentures, at the Purchasers' options, additional default interest payment and monetary liquidated damages. The liquidated damages will be capped at 20% of the Debentures' face amounts.

The registration provisions of the Agreements required the Company to have the registration statement declared effective by the Securities and Exchange Commission on, or before June 20, 2006, ("Effectiveness Deadline"), or pay liquidated damages until the registration statement was declared effective. On June 20, 2006, the Company was obligated to pay liquidated damages to the Holders, however, did not pay all of the holders timely. Failure to timely pay these liquidated damage sums constituted an event of default. The Company has paid all of the Effectiveness Deadline liquidated damage sums to each Holder, albeit untimely. However, prior to these payments, on September 20, 2006, one Holder, RHP Master Fund, Ltd. ("RHP") gave the Company its notice of election accelerating payment of the RHP Debenture at the Mandatory Default Amount. Under the Debenture terms defining default events, a Holder may elect to declare the aggregate principal Debenture amount, together with other amounts owing to the date of acceleration, immediately due and payable in cash at the Mandatory Default Amount. In the RHP case, the elected Mandatory Default Amount was 130% of the aggregate principal amount of the Debenture. On September 22, 2006, the Company paid RHP the sum of $791,375 thereby discharging the RHP debenture obligation. On September 26, 2006, Palisades Master Fund, L.P. ("Palisades") gave the Company its notice of election accelerating payment of the Palisades Debenture at the Mandatory Default Amount asserting a cross default event triggered by the RHP Master Fund, Ltd. Notice of Default Event received by the Company on September 20, 2006. On September 27, 2006, Company entered into a Waiver and Amendment Agreement with Palisades and all of the remaining Debenture Holders, which included Crescent International, Ltd., Double U Master Fund, L.P., JGB Capital, L.P. and Nite Capital, L.P. We issued the Holders 2,828,304 shares in consideration for the Waiver and Amendment Agreement. The Company agreed to register these shares with the Securities and Exchange Commission and this registration statement has been prepared and filed for this purpose.

Esperanza Energy, LLC

Esperanza Energy, LLC, ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water liquefied natural gas (LNG) regas terminal in the offshore waters near Long Beach, California. Esperanza would utilize TORP Technology's HiLoad LNG Regas unit which attaches to an LNG tanker, directly vaporizes the LNG as it is offloaded and injects the regasified natural gas into an undersea pipeline for transportation of the natural gas to onshore metering stations and transmission pipelines to supply nearby gas markets. The TORP HiLoad LNG Regas unit eliminates the need for extensive above-ground storage tanks or large marine structures required for berthing and processing of the LNG.

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

Active consultations continue with California stakeholders, commercial counterparties, financial investors, and the above mentioned team regarding the optimal design and operational configuration of the project. A primary objective of the project feasibility study is to design the project to exceed California environmental, public health and safety requirements. An announcement concerning the results of the feasibility study and whether the Company will pursue the project is expected prior to the end of the first quarter of 2007.

Sonora Pipeline, LLC, and Terranova Energia, S. de R.L. de C.V.

The cross-border gas pipeline and storage development activities of the above entities to establish the Burgos Hub Export/Import project progressed forward in two principal areas:

Permitting Activities -
Sonora Pipeline, LLC, ("Sonora") continued its efforts to finish all activities necessary to move from NEPA pre-filing status to a submission for Certification for its two International Pipeline U.S. segments, the Progreso International Pipeline and the Mission International Pipeline. Sonora believes it has filed all needed revisions to the Draft Environmental Report for both pipeline segments with FERC for purposes of the NEPA Environmental Assessment requirements. The Progreso International Pipeline is the eastern leg of the U.S. pipelines which will interconnect with the Tennessee Gas Pipeline transmission lines at the Alamo Station and deliver natural gas to the Brasil Storage facility approximately 17 miles south of the U.S./Mexico border at Progreso, Texas. The Mission International Pipeline segment was re-designed in the first quarter of 2006 due to a routing conflict with a fiber optic line. It will be approximately 24 miles long and will commence at the existing HPL Valero-Gilmore gas plant in Hidalgo County, Texas, and extend southward to the Arguelles crossing of the Rio Grande River into Mexico near the city of Mission, Texas. We anticipate the issuance of an Environmental Assessment by the staff of FERC in the first quarter of 2007 to be followed by a complete application for a Certificate of Public Convenience and Necessity to construct, own, operate and maintain the proposed pipelines. The current catalog of FERC correspondence for Sonora's activities is located at www.ferc.gov under Docket No. PF05-15.

On May 23, 2006, Terranova Energia, S. de R.L. de C.V. ("Terranova"), a wholly-owned subsidiary of the Company, was awarded a permit by the Comision Reguladora de Energia de Mexico ("CRE") to construct its 30 inch diameter natural gas pipeline segment in Mexico to link to the Sonora's United States pipelines and Terranova's proposed underground natural gas storage facility in the Brasil field (located approximately 17 miles south of Nuevo Progreso on the U.S./Mexico border in Texas). Terranova submitted the application for the storage facility permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by the CRE. The CRE has recently selected GEOSTOCK (an entity owned 50% by Total, 25% by BP, and 25% by Entrepose Contracting) as its technical consultant to review the storage facility permit application. GEOSTOCK is an international engineering group with over 40 years experience in the design, construction and operation of all types of underground storage facilities for liquid, liquefied or gaseous hydrocarbons. The technical review of the permit application is expected to be completed by the end of 2006. Management expects the storage permit application will be presented for decision by staff to the CRE Commissioners in the first quarter of 2007.

Commercial Activities -
The Company continues to present the pipeline and storage segments of the Burgos Hub Export/Import project to commercial audiences in efforts to solicit their interest and participation in the project at various levels. There have been numerous introductory meetings with staff of the CFE and the Monterrey industrial consumers of natural gas with a view toward clarifying their need and usage of the proposed project facilities. Letters of Intent concerning capacity reservation of the project facilities are currently underway with various industrial customers and natural gas distributors in the Monterrey area. Discussions with an industrial group concerning the acquisition of rights of way is ongoing due to potential cost savings for this important project component. Preliminary evaluation of demand for storage capacity reservation based upon direct discussion with the various customers is conservatively estimated at 40 Bcf for the market area influenced by the project. Similarly, discussions continue with interested parties in the U.S. and Mexico regarding the execution of a joint development agreement between Terranova and their firms for the funding, development and ownership of the project. An announcement concerning the participation of these parties is expected in the fourth quarter of 2006.

Sonterra Energy Corporation

The residential home markets in Central Texas remain strong and are reflected in the continued growth of new meter hookups in existing subdivisions served by Sonterra Energy Corporation. Sonterra served 1,115 customers with propane service at the end of the third quarter of 2006 with an additional 40 customers added in existing subdivisions during the quarter. Construction activities continue in the existing subdivisions, such as Senna Hills, where an expansion phase of development will result in the addition of approximately 50 customers in the near future. Sonterra's participation in the launch of new subdivisions is also occurring, as exemplified by the signing of a construction contract with the developers of Las Brisas at Ensenada Shores (located on Canyon Lake), where 75 new lots with propane service have been completed for sale to new customers. This subdivision's second phase of development is expected to add another 175 lots. Construction continues on Section 205 of the Cordillera Ranch subdivision which will add 50 more residential customers when completed in the fourth quarter of 2006.

Sonterra has expanded into additional markets as evidenced by the signing of a construction contract to build a central propane system for a multi-use retail center in Lago Vista, Texas. The system will serve five to ten large commercial customers including two restaurants.

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

Results of Operations

REVENUES: The Company reported revenues of $1,578,244 for the nine months ended September 30, 2006 as compared with revenues from continuing operations of $1,216,626 for the nine months ended September 30, 2005. The revenue increase resulted primarily from increasing revenues of Sonterra Energy Corporation due to an increase in total customers served and product prices in the first nine months of 2006 versus the first nine months of 2005.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $12,987,237 for the nine months ended September 30, 2005 to $9,121,500 for the nine months ended September 30, 2006. The principal reason for this amount of decrease was the lack of expense for Impairment Loss in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

COST OF SALES: Total Cost of Sales increased from $635,113 for the nine months ended September 30, 2005 to $759,954 for the nine months ended September 30, 2006. This increase resulted from the increased cost and volume of propane sold by Sonterra Energy Corporation in the nine months ended September 30, 2006 versus September 30, 2005.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $210,545 for the nine months ended September 30, 2005 to $286,128 for the nine months ended September 30, 2006. This increase was primarily due to additional operating expenses incurred by Sonterra Energy Corporation in its operations for the period which were not present in the comparative nine months for 2005. Depreciation expense declined in the first nine months of 2006 versus the first nine months of 2005, decreasing from $360,817 for the nine months ended September 30, 2005 to $345,887 for the nine months ended September 30, 2006 reflecting a minor decrease in depreciable assets for the respective periods due to impairment charges.

INTEREST EXPENSE: Interest expense increased from $503,950 for the nine months ended September 30, 2005 to $3,057,258 for the nine months ended September 30, 2006 primarily as a result of three factors: (a) interest penalties in the amount of $1,696,182 in connection with the payment of stock to the various investors upon the defaults described in Notes 3 and 5 of the Financial Statements, (b) liquidated damage payments in the amount of $478,155 paid in cash to the various investors upon as described in Note 5 of the Financial
Statements, and (c) interest paid in connection with the conversion of debentures to common stock in the amount of $277,282 during the period ended September 30, 2006. No income or expense for Beneficial Conversion Feature Interest was recorded for the nine months ended September 30, 2006 as compared to ($501,659) for the nine months ended September 30, 2005. The market price for the Company's common stock at the relevant measurement dates during the nine months ended September 30, 2006 was less than the conversion price for the debentures issued on January 20, 2006. Accordingly, there was no benefit to the holders of the debentures in the event of conversion during those periods and no beneficial conversion interest charge was recorded.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses decreased by $1,906,198 during the nine months ended September 30, 2006 to a total amount of $4,672,273 as compared $6,578,471 for the nine months ended September 30, 2005. This decrease was due primarily to the absence of financing costs paid to Impact International LLC during the period ended September 30, 2006 as compared to financing costs of $1,272,500 paid to Impact International LLC during the period ended September 30, 2005. The remaining decrease in Sales, General & Administrative expense was due to a reduction in the issuance of common stock for consulting services during the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

IMPAIRMENT LOSS: No expense for impairment loss was recorded for the nine months ended September 30, 2006 compared to $5,200,000 of impairment of goodwill recorded as a loss for the period ended September 30, 2005.

DERIVATIVE GAIN: Gain from embedded derivative instrument liabilities decreased from ($5,168,000) for the nine months ended September 30, 2005 to zero for the nine months ended September 30, 2006. The warrants issued in connection with the January 20, 2006 financing had an exercise price that was greater the fair market value of the Company's common stock at the relevant measurement dates. Accordingly, no derivative gain or reduction in liability for the issuance of the warrants in this financing transaction was recorded for the nine months ended September 30, 2006.

NET LOSS: Net loss of ($6,211,713) for the nine months ended September 30, 2005 increased to ($7,433,260) for the nine months ended September 30, 2006, an increase in the amount of loss of $1,221,547. The principal reason for this amount of increase in net loss was the lack of Derivative Gains to offset Loss from Operations for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. Included in the net loss of ($7,433,260) for the nine months ended September 30, 2006 is $1,562,800 of expenses for employment contract costs and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: With regard to liquidity and adequacy of capital resources, management believes that adequate liquidity and cash resources exist to sustain current corporate activities for the remainder of the fiscal year. However, in the event that a decision to proceed with the offshore LNG regas terminal project in Southern California is made during the upcoming months, additional funding for the permit process will be needed. Management will evaluate the required budget and funding alternatives for such an effort as an integral part of the project feasibility study underway. Furthermore, the Company will need to raise additional capital to fund ongoing development activities for its Mexican subsidiary, Terranova Energia and also to fund operating overhead at the parent company level. New issuance of common stock sufficient to retire the outstanding debentures and to provide additional required capital is under active negotiation. In addition, management is seeking commitments to fund the development activities of the Mexican and California projects by private equity sources. No assurance can be made that such capital can be acquired in a timely fashion or at all. Furthermore, if capital is available through these sources, if may be at terms that are disadvantageous to the Company and its shareholders. In light of these possible outcomes and the current cash resources available for the sustenance of corporate operations, management is taking immediate action to reduce overhead costs and otherwise obtain cash resources for the Company. Actions underway include reduction of staff, termination of leases for the resulting unused office space, subletting of the Suite License Agreement with the San Antonio Spurs, LLC, conveyance of an interest in Reef Ventures, LP for cash, collection of stock subscriptions receivable from current and past officers, collection of an account receivable from an officer, accelerated collection of past due accounts from customers of Sonterra Energy and Reef Ventures, LP, and collection of the $283,854 balance of the Note Receivable for the related party aircraft charter services including termination of those services to the Company. Furthermore, management expects that in the fourth quarter of 2006, the Company will begin receiving proceeds from the sale and transportation of natural gas by its subsidiary, Tidelands Exploration & Production, as a result of its participation in the working interests in the gas wells and the gathering pipeline located in Bexar, Medina, and Atascosa counties.

Direct capital expenditures during the nine months ended September 30, 2006 totaled $2,525,218. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems. Total debt increased from $5,722,322 at December 31, 2005 to $ 11,239,928 at September 30, 2006. The increase in total debt is due primarily to the issuance of $6,569,750 of convertible debentures in the financing transaction of January 20, 2006. Net loss for the nine months ended September 30, 2006 was ($7,433,260) an increase in net loss of 19% from the net loss of ($6,211,713) for the nine months ended September 30, 2005. Basic and diluted net loss per common share remained the same in the nine months ended September 30, 2006 at ($0.05). The net loss per share calculation for the nine months ended September 30, 2006 included an increase in actual and equivalent shares outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 30, 2006, we had cash and cash equivalents aggregated $887,194.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our Impact International debt obligation is generally determined based on the prime interest rate plus two percent and may be subject to market fluctuation as the prime rate changes.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to required material information relating to the Company to be included in the Company's period SEC filings.

(b)  Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

In September 2002, as a pre-closing deposit to the purchase of the Zavala Gathering System pipelines, the Company executed a $300,000 promissory note to Betty L. Sheerin, a partner of ZG Gathering, Ltd. In addition, the Company issued 1,000,000 shares of its common stock to various partners of ZG Gathering, Ltd. On December 3, 2003, Sheerin filed a separate lawsuit against Tidelands in the 150th District Court of Bexar County, Texas on this promissory note seeking a judgment against Tidelands for the principle amount of the note, plus interest. On December 29th, 2003, Tidelands answered this lawsuit denying liability on the note. On April 1, 2004, Tidelands filed a plea in abatement asking the court to dismiss or abate Sheerin's lawsuit on the $300,000 promissory note as it was related to and its outcome was dependent on the outcome of the Sheerin third party cross action against Tidelands in Cause Number 2002-C1-16421. The company believes that the promissory note and shares of common stock should be cancelled based upon the outcome of the litigation described above. Accordingly, our financial statements reflect this belief.

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

Matter No. 2:

On May 4, 2005, HBH Development Company, LLC initiated legal action against Sonterra Energy Corporation ("Sonterra") in the District Court of Travis County, Texas, 98th Judicial District, Cause No. GN 501626 HBH Development Co., LLC vs. Sonterra Energy Corp. This action involves the developer of the Austin's Colony Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with HBH concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern

Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. HBH is claiming that Sonterra has failed or refused to pay HBH rent and easement use fees under the terms of the letter agreement. HBH alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. HBH seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, cancellation of the contract and rights associated with the propane distribution system, issue to HBH a writ of possession for the property, and for attorneys fees. HBH has amended its complaint adding claims for mutual mistake and reformation as to the letter agreement and a developer's bonus under terms of the letter agreement.

Sonterra is defending the legal action. It believes that under the terms of the letter agreement between HBH Development Company and Southern Union Company that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

Matter No. 3:

On May 4, 2005, Senna Hills, Ltd. initiated legal action against Sonterra Energy Corporation in the District Court of Travis County, Texas, 53rd Judicial District Cause No. GN 501625 Senna Hills, Ltd. vs. Sonterra Energy Corp. This action involves the developer of the Senna Hills Subdivision in Travis County, Texas and the propane distribution system originally constructed by Southern Union Company. Southern Union entered into a letter agreement with Senna Hills concerning the construction and operation of a propane distribution system in the subdivision to be owned and operated by Southern Union. Southern Union assigned the letter agreement and its interests in the propane system to Oneok, Inc., the parent company of Oneok Propane Company. Sonterra acquired its interest in the propane system from Oneok Propane Distribution Company. Senna Hills is claiming that Sonterra has failed or refused to pay Senna Hills rent and easement use fees under the terms of the letter agreement. Senna Hills alleges that Sonterra's actions cause a failure of the assignment whereby it acquired rights in the propane system or alternatively, if the assignment is effective, for breach of contract. Senna Hills seeks to have the court terminate Sonterra's rights in the propane distribution system, award unspecified monetary damages, and cancellation of the contract and rights associated with the propane distribution system, issue to Senna Hills a writ of possession for the property, and attorneys fees.

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

Sonterra is defending the legal action. It believes that under the terms of the letter agreement between Senna Hills and Southern Union Company that the easement use fees terminated when Southern Union conveyed its interest in the propane distribution system to Oneok Propane Company.

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

FUTURE CAPITAL NEEDS COULD RESULT IN DILUTION TO INVESTORS; ADDITIONAL FINANCING COULD BE UNAVAILABLE OR HAVE UNFAVORABLE TERMS.

Our Company's future capital requirements will depend on many factors, including cash flow from operations, progress in its gas operations, competing market developments, and the Company's ability to market its proposed products successfully. Although the Company currently has specific plans and arrangements for financing its working capital is presently insufficient to fund the Company's activities. It will be necessary to raise additional funds through equity or debt financings. Any equity financings or debt refinancing could result in dilution to our Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

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

THERE  CAN BE NO  ASSURANCE  THAT WE  WILL BE  ABILITY  TO  CONTINUE  AS A GOING
CONCERN.

Our substantial historical operating losses, limited revenues, negative working capital and our capital needs raise substantial doubt about our ability to continue as a going concern. We can provide no assurances that cash generated from operations together with cash received in the future from external financing sources will be sufficient to enable us to continue as a going concern. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to substantially curtail or discontinue some or all operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During this fiscal quarter, we issued the following common stock:

On September 25, 2006, the Company issued Michael Ward, Ahmed Karim and Carl Hessel 150,000 restricted common shares each as director compensation. The shares were valued at $0.58 per share.

On September 28, 2006, Company entered into a Waiver and Amendment Agreement (the, "Agreement") with Palisades Master Fund, L.P., Crescent International,
Ltd., Double U Master Fund, L.P., JGB Capital, L.P. and Nite Capital, L.P. (collectively, "Holders"). In consideration of that Agreement, the Holders were issued 2,828,304 common shares. The Company issued the shares as follows:
Palisades Master Fund, L.P.: 2,000,000; Crescent International, Ltd.: 304,375; Double U Master Fund, L.P.:152,179; JGB Capital, L.P.: 250,000; and Nite Capital, L.P.: 121,750. These shares were valued at $0.60 per share.

These are restricted securities and may not be resold absent registration under the Securities Act of 1933, as amended (the "Securities Act") or an exemption from the registration provisions of the Securities Act. We relied on Section 4(2) of the Securities Act as securities transaction exemption.

Item 3. Defaults Upon Senior Securities

Defaults relating to RHP Master Fund, Ltd. and Palisades Master Fund, L.P. were disclosed under Item 2.04 titled "Triggering Event that Accelerates or Increases a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement" on Current Reports filed on Form 8-K September 25 and September 29, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5. Other Information

Regency Energy Transaction

Tidelands Exploration and Production, Inc. (TEPI) has completed its acquisition of a 50% interest (with Regency Energy, Inc.) in a 24-mile natural gas pipeline located in Medina, Atascosa and Bexar Counties, Texas. This Participation Agreement and Joint Operating Agreement with Regency allows TEPI to take stranded gas to market on leases in which TEPI has retained an interest.

Item 6.  Exhibits

a) Exhibits

      Exhibit No.                Exhibit Name

         10.1*             Regency Energy Participation Agreement
         10.2*             Regency Energy Joint Operating Agreement
         31.1              Chief  Executive  Officer-Section  302  Certification
                           pursuant to Sarbanes-Oxley Act.
         31.2              Chief Financial  Officer-  Section 302  Certification
                           pursuant to Sarbanes-Oxley Act.
         32.0              Chief  Executive  and Financial  Officer-Section  906
                           Certification pursuant to Sarbanes-Oxley Act.

         * Filed as Exhibits 10.1 and 10.2 to the 10-Q filed for the period ending June 30, 2006 which was filed on August 21, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TIDELANDS OIL & GAS CORP.


Dated: November 13, 2006                         /s/ Michael Ward
                                                --------------------------------
                                                By: Michael Ward
                                                Title: President, CEO



Dated: November 13, 2006                         /s/ James B. Smith
                                                --------------------------------
                                                By: James B. Smith
                                                Title: CFO, Principal Accounting
                                                Officer