Form 10-K
period 2006-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2007-04-17
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2006
Commission File Number 0-29613

TIDELANDS OIL & GAS CORPORATION
(Name of small business issuer in its charter)

Nevada	66-0549380
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1862 West Bitters Rd., San Antonio, TX 78248
(Address of principal executive office)

(210) 764-8642
(Issuer's Telephone Number)

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

The aggregate market value of the issuer's common stock held by non-affiliates was $49,433,203 based on the closing sales price as reported by the NASD OTC Electronic Bulletin Board on June 30, 2006. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares, as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2007, there were 105,104,494 shares of the issuer's common stock outstanding.

TIDELANDS OIL & GAS CORPORATION
FORM 10-K

December 31, 2006

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2006 Annual Report on Form 10-K, including the sections entitled "Risk Factors," "Management's Discussion and Analysis Financial Condition and Results of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish; and

•	other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business."

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

ITEM 1. BUSINESS

Tidelands Oil & Gas Corporation, formerly known as C2 Technologies, Inc., was incorporated under the laws of the State of Nevada on February 25, 1997. C2 Technologies, Inc. changed its name to Tidelands Oil & Gas Corporation on November 19, 1998. On April 17, 2006, we filed an amendment to our articles of incorporation increasing our authorized common stock capital from One Hundred Million (100,000,000) shares to Two Hundred Fifty Million (250,000,000) shares. We have eleven subsidiaries that we directly and indirectly own as follows: (1) Rio Bravo Energy LLC, (2) Arrecefe Management LLC, (3) Marea Associates, L.P., (4) Terranova Energia, S. de R.L. de C.V., (5) Esperanza Energy LLC and (6) Sonterra Energy Corporation. We also own a 97% limited partnership interest in (7) Reef Ventures, L.P. Arrecefe Management LLC owns a 1% general partner interest in Reef Ventures, L.P. Rio Bravo Energy, LLC owns 100% of the member interest in (8) Sonora Pipeline LLC. Reef Ventures, L.P. owns 100% of the member interest in (9) Reef International LLC and (10) Reef Marketing LLC. In February 2006, we formed subsidiary number (11) Tidelands Exploration & Production Corporation.

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage of natural gas and natural gas liquids in the northeastern states of Mexico (Coahuila, Nuevo Leon and Tamaulipas) and the States of Texas and California.

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

Esperanza Energy, LLC

Esperanza Energy, LLC ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water liquefied natural gas (LNG) receiving and regasification terminal near Long Beach, California. Esperanza would utilize TORP Technology's HiLoad LNG Regas unit that attaches to an LNG tanker, directly vaporizes the LNG as it is offloaded and injects the regasified natural gas into an undersea pipeline for transportation of the natural gas to onshore metering stations and transmission pipelines to supply nearby gas markets. The TORP HiLoad LNG Regas unit eliminates the need for extensive above-ground storage tanks or large marine structures required for berthing and processing of the LNG. Esperanza has conducted its feasibility study for this project with the assistance of best-in-class LNG, environmental, pipeline and legal advisors and has concluded that the project is technically, environmentally and commercially feasible. Esperanza plans to develop the necessary information in 2007 to file applications with California state and U.S. Federal agencies for appropriate permits to construct, own and operate the LNG facilities.

Terranova Energia, S. de R.L. de C.V and the Burgos Hub Project

In December 2003, we entered into a Memorandum of Understanding (MOU) with PEMEX to design, build and operate an underground natural gas storage facility in the vicinity of Reynosa, Tamaulipas, Mexico, in the Burgos Basin area and eventually at other regions in Mexico.

We completed the initial study of the Burgos facility and expect to receive permits in 2007 to construct, own and operate the storage facility and the interconnecting pipelines from the Comision Reguladora de Energia (the Mexican regulatory branch of the Secretary of Energy). The capital budget for the first two phases of this project exceeds $700 Million Dollars and may be funded through issuance of additional equity of the Company, the addition of joint venture partners and/or debt financing. Marea Associates, L.P. was formed to own the majority interest in Terranova Energia, S. de R.L. de C.V., a Mexican company which will conduct all business dealings in Mexico on behalf of Tidelands. Rio Bravo Energy LLC, an existing wholly owned subsidiary owns the general partner interest in Marea Associates, L.P. and a minority interest in Terranova Energia, S. de R.L. de C.V.

On June 5, 2006, Tidelands Oil & Gas Corporation subsidiary, Terranova Energia, S. de R.L. de C.V. was awarded a Permit (#G/183/TRA 2006) by the Comision Reguladora de Energia de Mexico (CRE) to begin construction of the Terranova Occidente and Oriente pipeline portions of its Burgos Hub Project.

The Permit is for the Occidente and Oriente Sections of the Terranova pipelines. The Occidente section will feature a 30-inch diameter pipeline, spanning approximately 323 kilometers in total length. One segment will run from the Brasil storage field to Nuevo Progreso, Mexico, where it will connect with the Sonora Pipeline LLC Progreso International Pipeline, a proposed international pipeline crossing into South Texas from Mexico extending to the Donna Station, which will provide the opportunity for interconnects into Texas natural gas pipelines owned by TETCO, TGPL and Texas Gas Services. The permitted pipeline will also include a section that will stretch from the Brasil storage field to Station 19 and up to Arguelles where another proposed international pipeline crossing into South Texas is planned (Sonora Pipeline, LLC’s Mission International Pipeline) with opportunities to interconnect with Houston Pipeline, Calpine and Kinder Morgan. A 36-inch diameter pipeline spanning some 149 kilometers will characterize the Oriente Section of the Terranova pipelines. It will run from the proposed offshore LNG Regasification Terminal to Norte Puerto Mezquital and proceed to the Brazil storage field. Both Terranova pipelines are designed to flow natural gas bi-directionally between Texas and Mexico at a rate of approximately 1.0 BCFD (billion cubic feet per day).

In the second quarter of 2007, Terranova expects to file an application with the CRE to amend its existing Mexican pipeline permit to allow for the construction of an additional segment of pipeline which will extend from Station 19 (located to the southwest of Reynosa, Tamaulipas) to Monterrey, Nuevo Leon. This filing is being pursued in response to commercial interest from industrial customers and potential service opportunity for the power generation facilities proposed by the Comision Federal de Electridad (CFE) in northeast Mexico. Discussion with staff at the regulatory body, CRE, indicates a timeline for action on the amended permit by the fourth quarter of 2007.

Terranova submitted the storage permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by the CRE. The CRE, with cooperation from Terranova, is conducting discussions with PEMEX, the energy ministry of the United Mexican States (SENER) and the Mexican Petroleum Institute (MPI) to determine the mechanism for the grant of use rights for the depleted reservoir as a natural gas storage facility and the proper legal vesting of such rights with the holder of the CRE permit to construct own and operate a gas storage facility. Terranova expects that these issues and a decision regarding the Company’s storage permit application will be resolved by the CRE Commissioners in the third quarter of 2007.

The Company continues to present the pipeline and storage segments of the Burgos Hub project to commercial audiences in efforts to solicit their interest and participation in the project at various levels. There have been numerous meetings with staff of the Comision Federal de Electricidad (CFE) with respect to its planned natural gas usage in northeast Mexico and the Monterrey industrial consumers of natural gas with a view toward clarifying their need and usage of the proposed project facilities. Efforts continue to secure precedent agreements for capacity reservation of the project facilities. Preliminary evaluation of demand for storage capacity reservation based upon direct discussion with the various customers is estimated at 40 Bcf for the market area influenced by the project. Similarly, discussions are continuing with interested parties in the U.S. and Mexico regarding the execution of a joint development agreement between Terranova and their firms for the funding, development and ownership of the Project.

Sonora Pipeline, LLC and the Burgos Hub Project

In connection with the Mexican storage and pipeline project mentioned above, Sonora Pipeline, LLC is the applicant before the Federal Energy Regulatory Commission for two proposed U.S. pipelines that will transport gas bidirectionally to/from the United States to Mexico at two different international crossing points along the Rio Grande River in South Texas - the Progreso International Pipeline and the Mission International Pipeline. The Progreso pipeline segment will be approximately 8.7 miles long and will comprise the eastern leg of the U.S. pipelines, which will interconnect with the Tennessee Gas Pipeline transmission lines at the Donna Station and will ultimately deliver natural gas to the proposed Brasil Storage facility approximately 17 miles south of the U.S./Mexico border at Progreso, Texas. The proposed Mission International Pipeline segment was re-designed in the first quarter of 2006 due to a routing conflict with a fiber optic line. It will be approximately 20.2 miles long and will commence at the existing HPL Valero-Gilmore gas plant in Hidalgo County, Texas, and will extend southward to the Arguelles crossing of the Rio Grande River into Mexico near the city of Mission, Texas. Both U.S. pipelines will connect with the pipelines being developed by Tidelands’ subsidiary in Mexico, Terranova Energia, S. de R.L. de C.V. On January 31, 2007, Sonora Pipeline, LLC (“Sonora”) filed application with FERC for a certificate of public convenience and necessity to construct and operate these natural gas pipeline facilities and to transport natural gas in interstate commerce for others including an application for a presidential permit at each pipeline segment’s crossing point from the U.S. into Mexico. Simultaneously, Sonora filed its Applicant Prepared Draft Environmental Assessment for review by the FERC. Sonora continues to respond to FERC inquiries and analysis with respect to these applications and has asked the FERC to grant the authorizations requested in the applications by July 1, 2007. The current catalog of FERC correspondence for Sonora's activities is located at www.ferc.gov under Docket No. PF07-74 et sequence.

Rio Bravo Energy, LLC and Sonora Pipeline, LLC

Rio Bravo Energy, LLC was formed on August 10, 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted, lower volumes of casinghead gas were being delivered by Conoco, and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was temporarily shut down due to the declining economics associated with low volume operation of the plant. During 2002 through the fourth quarter of 2005, management planned to reopen the plant when adequate volumes of gas from third party producers were obtained to make plant operations economically attractive. However, we have been unsuccessful in locating a locally available and adequate supply of high BTU natural gas and have elected to dispose of the gas plant assets. Accordingly, our financial statements for 2005 reflect an impairment charge with respect to the carrying value of these assets. Rio Bravo Energy, LLC continues to serve as the parent company for Sonora Pipeline, LLC, as the one percent general partner of Marea Associates, L.P. and owns a less than one percent minority interest in Terranova Energia, S. de R.L. de C.V.

Sonora Pipeline, LLC was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The pipeline network consists of approximately 80 miles of gas pipeline. This pipeline network was acquired in conjunction with the Chittim Gas Processing Plant acquisition and, when operational, could generate revenue from transportation fees to be charged to third party gas producers shipping natural gas to the gas plant owned by Rio Bravo Energy, LLC. As noted above, management has evaluated the carrying value of these assets and has recorded an impairment charge in our 2005 financial statements with respect to pipeline network in addition to the gas plant. These assets will also be sold at a later date.

Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation ("Sonterra") subsidiary consist of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving the following residential subdivisions in the Austin, Texas area. The subdivisions include:

1.	Arbolago
2.	Austin's Colony
3.	Avonlea
4.	Casalona/Riverbend
5.	Cordillera Ranch
6.	Costa Bella
7.	The Hollows at Northshore
8.	Hills of Lakeway
9.	Jacarandas
10.	Lake Pointe
11.	La Ventana
12.	Lakewinds Estates
13.	Rob Roy Rim
14.	Senna Hills
15.	Sterling Acres
16.	The Point
17.	The Preserve at Barton Creek

These subdivisions contain approximately 2,250 lots which can be supplied with gas service from Sonterra. Currently 1,155 of these lots are metered for use. There are approximately 1,095 unmetered future lots within the above subdivisions where propane service can be connected. As new homes are constructed on these lots our customer base will grow. Construction activities continue in the existing subdivisions where expansion phases of development will result in the addition of approximately 170 customers in 2007. Sonterra's participation in the launch of new subdivisions is also occurring, as exemplified by the signing of a construction contract with the developers of Las Brisas at Ensenada Shores (located on Canyon Lake), where 75 new lots with propane service have been completed for sale to new customers. This subdivision's second phase of development is expected to add another 175 lots. Construction continues on Section 205 of the Cordillera Ranch subdivision which added 50 more residential customers in the fourth quarter of 2006. Sonterra has expanded into additional markets as evidenced by the signing of a construction contract to build a central propane system for a multi-use retail center in Lago Vista, Texas. The system will serve five to ten large commercial customers including two restaurants.

Sonterra is the exclusive seller of propane in these subdivisions and is not considered a rate-regulated utility. The Texas Railroad Commission regulates all aspects of the production, transportation and processing of petroleum products, including propane, in the State of Texas. Sonterra purchases propane products from a number of distributors in Austin, Texas. Seasonality and weather conditions have a significant impact on the demand for propane for heating purposes. All of our propane customers rely heavily on propane as a heating fuel. The volume of propane sold is at its highest during the six-month peak heating season of October through March, during which approximately two-thirds of our annual retail propane volume is sold.

Tidelands Exploration & Production Corporation

On July 9, 2006, Tidelands Exploration & Production Corporation acquired a 50% interest in a 26-mile natural gas pipeline located in Medina, Atascosa and Bexar Counties in the state of Texas. In addition, the Company also acquired an undivided 50% working interest in two leases with 5 recompleted natural gas wells on approximately 1,000 acres with at least 10 additional natural gas wells for re-entry. These leases are located in Atascosa and Medina counties. The Company has elected not to participate in this venture on an ongoing basis and expects to resell these properties in 2007.

Segment Reporting for Reef Ventures, LP and Sonterra Energy Corporation:

The following table is a summary of the results of operations and other financial information by major segment:

2006	Propane Sales and Related Services	Pipeline Transportation Fees	All Other and Corporate	Total
Revenue	$1,921,763	$285,098	$15,737	$2,222,598
Depreciation	$126,844	$305,313	$34,084	$466,241
Interest	$1,629	$-	$3,404,149	$3,405,778
Operating Income (Loss)	$(263,535)	$(93,524)	$(11,582,775)	$(11,939,834)
Total Assets	$5,284,938	$5,702,978	$4,198,723	$15,186,639

2005	Propane Sales and Related Services	Pipeline Transportation Fees	All Other and Corporate	Total
Revenue	$1,630,246	$231,077	$--	$1,861,323
Depreciation	$116,853	$305,313	$63,315	$485,481
Interest	$2,514	$--	$608,849	$611,363
Operating Income (Loss)	$(380,900)	$(164,523)	$(12,765,170)	$(13,310,593)
Total Assets	$2,997,001	$5,621,536	$4,870,312	$13,488,849

2004	Propane Sales and Related Services	Natural Gas Sales and Pipeline Transportation Fees	All Other and Corporate	Total
Revenue	$438,611	$1,400,227	$--	$1,838,838
Depreciation	$20,158	$178,099	$46,632	$244,889
Interest	$300	$--	$300,266	$300,566
Operating Income (Loss)	$98,229	$(141,502)	$(29,699,024)	$(29,742,297)
Total Assets	$2,775,281	$5,881,774	$13,765,611	$22,422,666

Note: Reef Ventures and Sonterra commenced operations in 2004.

Competition

Reef Ventures, L.P. Eagle Pass Pipeline Crossing

Our Eagle Pass international pipeline crossing competes with a pipeline owned by West Texas Gas, Inc. which is located two miles north of Eagle Pass. We believe that the West Texas Gas crossing will be able to compete with us but due to a very limited transmission capability, that organization cannot supply the total demand of the market area. Further efforts to increase revenues from the system by increasing transportation fees are currently being undertaken.

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

In addition, we compete with other established businesses that market similar products. Many of these companies have greater capital, marketing and other resources than we do. There can be no assurance that these or other companies will not develop new or enhanced products that have greater market acceptance than any that may be marketed by us.

Employees

Tidelands has six full-time employees including our corporate officers. Our Sonterra Energy subsidiary, which operates the Austin propane gas distribution company, has eight full-time employees.

ITEM 1A. RISK FACTORS

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

OPERATING LOSSES

We have had significant losses ever since starting business and we expect to continue losing money for some time. To date, we have incurred significant losses. For the year ended December 31, 2006, we lost $11,836,925 and for the year ended December 31, 2005, we lost $7,662,904. These losses were caused primarily by:

s	Financing costs in connection with acquisitions made in prior years and the issuance of convertible debentures;

s	Limited volumes of gas transported through the international pipeline crossing;

s	Pre-development and operating expenses associated with the development of additional pipeline and storage projects in Mexico;

s	Idle assets not producing revenue, such as the gas plant and associated pipeline;

s	Default interest penalties regarding a convertible debenture financing;

s	Increased employee related salaries, stock-based compensation and related costs.

WE MAY NOT HAVE ENOUGH FUNDING TO COMPLETE OUR BUSINESS PLAN OR CONTINUE OPERATIONS.

We will need additional financing to fully implement our business plan. We cannot give any assurance that this additional financing could be obtained of attractive terms or at all. Lack of funding could force us to curtail substantially or cease our operations.

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant accumulated losses as of December 31, 2006. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended December 31, 2006 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

LIMITED OPERATING HISTORY

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

RELIANCE ON MANAGEMENT

We recently appointed James B. Smith as our President and Chief Executive Officer. Mr. Smith also continues to serve as Chief Financial Officer. Assuming the roles of both Chief Executive Officer and Chief Financial Officer could place undue burden on Mr. Smith’s time and resources. In addition, the Company faces risks associated with the transition of management from our prior Chief Executive Officer to Mr. Smith. The Company depends substantially upon the efforts and abilities of Mr. Smith and the loss of Mr. Smith's services could have a serious adverse effect on our business, operations, revenues or prospects. We do not currently maintain any key man life insurance on Mr. Smith.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange. Trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or Nasdaq. You may have difficulty reselling any of our common stock shares.

THERE HAS BEEN A VOLATILE PUBLIC MARKET FOR OUR COMMON STOCK AND THE PRICE OF OUR STOCK MAY BE SUBJECT TO FLUCTUATIONS.

We cannot assure you that a liquid transparent trading market for our common stock will develop or be sustained. You may not be able to resell your shares at or above the price you paid for them. The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to factors such as the following, most of which are beyond our control:

s operating results that vary from the expectations of securities analysts and investors;
s changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
s the operations, regulatory, market and other risks discussed in this section;
s announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
s announcements by third parties of significant claims or proceedings against us; and
s future sales of our common stock.

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

RISKS RELATING TO LOW-PRICE STOCKS

Because our stock is quoted on the NASD OTC Electronic Bulletin Board and subject to the Penny Stock Regulations, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our Company's securities. The regulations governing low-priced or penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of holders of our common stock to sell their securities in the secondary market.

FUTURE CAPITAL NEEDS COULD RESULT IN DILUTION TO STOCKHOLDERS; ADDITIONAL FINANCING COULD BE UNAVAILABLE OR HAVE UNFAVORABLE TERMS.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in our gas operations, competing market developments, and our ability to market our proposed products successfully. Our working capital is presently insufficient to fund the Company's activities. It will be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

SUBSTANTIAL CAPITAL REQUIREMENTS

We may make substantial capital expenditures for the development, acquisition and production of natural gas pipeline, processing systems and, or storage facilities. If revenues or the Company's equity financing decrease as a result of lower natural gas prices or operating difficulties, the Company may have limited ability to expend the capital necessary to undertake or complete proposed plans and opportunities. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

WE CAN GIVE NO ASSURANCE REGARDING THE AMOUNTS OF CASH THAT WE WILL GENERATE.

The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:

s the demand for natural gas;
s profitability of operations;
s required principal and interest payments on any debt we may incur;
s the cost of acquisitions;
s our issuance of equity securities;
s fluctuations in working capital;
s capital expenditures;
s continued development of gas transportation network systems;
s prevailing economic conditions; and
s government regulations.

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

COMPETITION

We will be competing with other established businesses that market similar products. Many of these companies have greater capital, marketing and other resources than we do. There can be no assurance that these or other companies will not develop new or enhanced products that have greater market acceptance than any that may be marketed by us. There can be no assurance that we will successfully differentiate ourselves from our competitors or that the market will consider our products to be superior or to or more appealing than those of our competitors. Market entry by any significant competitor may have an adverse effect on our sales and profitability.

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS ON ECONOMICALLY AND OPERATIONALLY ACCEPTABLE TERMS, OUR FUTURE FINANCIAL PERFORMANCE MAY BE LIMITED.

There can be no assurance that:

s we will identify attractive acquisition candidates in the future;
s we will be able to acquire assets on economically acceptable terms;
s any acquisitions will not be dilutive to earnings and operating surplus; or
s any debt incurred to finance an acquisition will not affect our ability to make distributions to you.

If we are unable to make acquisitions on economically and operationally acceptable terms, our future financial performance will be limited to the performance of our present gas gathering network.

Our acquisition strategy involves many risks, including:

s difficulties inherent in the integration of operations and systems;
s the diversion of management's attention from other business concerns; and
s the potential loss of key employees of acquired businesses.

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

s the impact of weather on the demand for oil and natural gas;
s the level of domestic oil and natural gas production;
s the availability of imported oil and natural gas;
s the availability of local, intrastate and interstate transportation systems;
s the availability and marketing of competitive fuels;
s the impact of energy conservation efforts; and
s the extent of governmental regulation and taxation.

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

RISKS RELATED TO THE RETAIL PROPANE AND ASSOCIATED BUSINESSES

s Decreases in the demand for propane because of warmer weather may adversely affect our financial condition and results of operations.

s Weather conditions have a significant impact on the demand for propane for heating purposes. All of our propane customers rely heavily on propane as a heating fuel. The volume of propane sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity of the winter weather. We estimate that approximately two-thirds of our annual retail propane volume will be sold during these months. Actual weather conditions can vary substantially from quarter to quarter and year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in our service area can significantly decrease the total volume of propane we sell. Consequently, our operating results may vary significantly due to actual changes in temperature. Weather conditions in any quarter or year may have a material adverse effect on our operations.

s Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect our profits, income, and cash flow.

s Energy efficiency and technology may reduce the demand for propane and our revenues.

s The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane by retail customers. Future conservation and efficiency measures or technological advances in heating, conservation, energy generation, or other devices might reduce demand for propane and our revenues.

s The propane business is highly regulated. New or stricter environmental, health, or safety regulations may increase our operating costs and reduce our net income.

s The propane business is subject to a wide range of federal, state, and local environmental, transportation, health and safety laws and regulations governing the storage, distribution, and transportation of propane. We may have increased costs in the future due to new or stricter safety, health, transportation, and environmental regulations or liabilities resulting from non-compliance with operating or other regulatory permits. The increase in any such costs may reduce our net income.

s We will be subject to all operating hazards and risks normally associated with handling, storing, transporting, and delivering combustible liquids such as propane for use by consumers. As a result, we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Our insurance may not be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that insurance will be available in the future at economical prices. In addition, the occurrence of a serious accident, whether or not we are involved, may have an adverse effect on the public's desire to use our products.

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

GOVERNMENTAL REGULATION OF OUR PIPELINES COULD INCREASE OUR OPERATING COSTS.

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

SOVEREIGN RISK

We are focusing on the development of infrastructure projects through our Mexican entity, Terranova Energia S. de R.L. de C.V., in the nation of the United Mexican States (Mexico). The risk of indirect or regulatory actions by local, state or federal authorities in Mexico which may inhibit, delay, hinder or block projects under development in Mexico is very high given the history of operations conducted by past businesses other than the Company in Mexico. There is a substantial risk that a set of actions taken by commission or omission by the various actors in the public, private, nongovernmental and/or social sectors could negatively impact a project or investment in Mexico. The legal system employed in Mexico is dramatically different in its structure and method of operation compared to the common law foundation present in the United States of America. The level of legal protection afforded investors by the North American Free Trade Agreement has not materially improved from a foreign investor's viewpoint.

There can be no assurance that a commercially viable project will be completed due to the above factors which could result in commercial competitors trying to circumvent the market system through the exploitation of undocumented, extra-official channels of influence that constitute unfair competition. Federal, state and local authorities are not well coordinated in their legal protections and improper influence and competition may arise from any level of government to disrupt or destroy the commercial viability of investments by foreign investors. While the Company has taken precautions to limit its investments to prudent levels, there is a continuing risk of adverse activities arising from the above sources that could impair or result in the entire loss of investment in otherwise commercially viable projects initiated by the Company in Mexico.

PIPELINE SYSTEM OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNFORESEEN INTERRUPTIONS.

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

OPERATING RISKS OF NATURAL GAS OPERATIONS

The natural gas business involves certain operating hazards. The availability of a ready market for our natural gas products also depends on the proximity of reserves to, and the capacity of, natural gas gathering systems, pipelines and trucking or terminal facilities. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. We do not carry business interruption insurance. The occurrence of such an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

INSURANCE

Companies engaged in the petroleum products distribution and storage business may be sued for substantial damages in the event of an actual or alleged accident or environmental contamination. We maintain $2,000,000 of liability insurance. There can be no assurance that we will be able to continue to maintain liability insurance at a reasonable cost in the future, or that a potential liability will not exceed the coverage limits. Nor can there be any assurance that the amount of insurance carried by us will enable us to satisfy any claims for which we might be held liable resulting from the conduct of our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to Non-Accelerated Filers.

ITEM 2. DESCRIPTION OF PROPERTIES

Reef Ventures, L.P. owns and operates the international natural gas pipeline and related facilities located in Maverick County, Texas and Coahuila, Mexico. Tidelands owns a 97% limited partnership interest and a 1% general partner interest (through Arrecefe Management, LLC) in this entity. We acquired these interests from Impact International, LLC. Impact financed our purchase of this system and, as of December 31, 2006, we owe Impact $4,785,003.

Rio Bravo Energy, LLC owns and operates the Chittim Gas Processing Plant which is located in Maverick County, Texas. The plant is currently shut down. The gas plant has the capability to fractionate natural gas into commercial grade propane and butane. In the near future, we expect to sell these assets.

Sonora Pipeline, LLC owns the Sonora Pipeline network in Maverick, Dimmitt and Zavala Counties, Texas, consisting of approximately 80 miles of pipeline. No significant encumbrances exist with respect to the assets of this subsidiary. The pipeline is currently inactive and could be used to transport natural gas from third party producers to supply feedstock for the Chittim Gas Processing Plant owned by Rio Bravo Energy, LLC. In the near future, we expect to sell these assets. Sonora Pipeline, LLC also plans to construct, own and operate approximately 29 miles of natural gas pipelines in Hidalgo County, Texas which will interconnect at the U.S.-Mexico border with the pipeline and storage assets to be constructed, owned and operated by Terranova Energia, S. de R.L. de C.V, another subsidiary of Tidelands Oil & Gas Corporation.

Sonterra Energy Corporation operates propane distribution systems providing propane to 17 residential subdivisions in Central Texas. Sonterra is currently constructing a propane distribution system for approximately 350 residential units in Cordillera Ranch, a rural subdivision located in Kendall County, Texas.

Tidelands Exploration & Production Corporation owns a 50% interest in a 26 mile natural gas pipeline located in Medina, Atascosa and Bexar Counties, Texas and also owns a 50% interest in two leases with 5 recompleted natural gas wells in Atascosa and Medina Counties, Texas. These assets are held for sale at present with active negotiations underway.
.
We lease our San Antonio executive office. We renewed this lease on February 1, 2006 for a term until December 31, 2007, with a current monthly lease payment of $3,400. Sonterra Energy Corporation entered into a sublease agreement for its offices in an adjacent building. On February 1, 2006, Sonterra Energy Corporation entered into a direct lease with the building owner at a rent of $3,300 per month for a term ending December 31, 2007. Sonterra leased a field office and storage yard in Dripping Springs, Texas on May 15, 2006, for a five-year term at an annual rent rate of $8,100.

ITEM 3. LEGAL PROCEEDINGS

Matter No. 1:

On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas (“Northern”) when it sued Betty Lou Sheerin (“Sheerin”) for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil and Gas Corporation (“Tidelands”). She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tidelands' answer date in order to allow time for mediation of the case. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003. Tidelands' answer denies all of Sheerin's allegations.

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

On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessel and Ahmed Karim (“Company Directors”). After adding the claim on the $300,000 promissory note to the third party claims of Sheerin against Tidelands in Cause No. 2002-C1-16421, Sheerin dismissed Cause Number 2002-C1-16421.

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

On August 5, 2005, Northern filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950.000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third party beneficiary under a December 3, 2001 purchase and sale agreement between ZG Gathering, Ltd., and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG Gathering, Ltd. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question. Tidelands won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

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

On March 6, 2006, the Court granted Tidelands’ motion for summary judgment against NNG and dismissed NNG’s suit against Tidelands. On March 16, 2006, the Court denied Tidelands’ motion for summary judgment against Sheerin on Tidelands’ affirmative defense of mutual mistake. On July 19, 2006, the Court denied ZG’s motion for summary judgment to strike Tidelands’ affirmative defense of mutual mistake.

Trial is scheduled to begin May 7, 2007, unless a settlement is completed.  A settlement agreement which is conditioned on funding and which involves Tidelands’ sale of certain assets has been signed by all but one of the litigation parties. Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

Matter No. 2:

Cause No. GM 501625, Senna Hills, Ltd., Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 53rd Judicial District of Travis County, Texas and Cause No. GN 501626, HBH Development Co., LLC, Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 98th Judicial District Court of Travis County, Texas. The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement. In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s failure, as an assignee of the agreement, to pay easement use fees to the plaintiff. Sonterra obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the failure to pay easement use fees. The cases were not, however, fully dismissed because the plaintiffs added new causes of action for failure to pay easement use fees, claims for unpaid developer bonus, reformation of the agreements to require payment of easement use fees and alleged failure of assignment. These separate lawsuits have since been consolidated into one suit for purposes of pretrial and trial. The May 2007 trial date has been continued and will likely be reset in September 2007.

Matter No. 3:

Cause No. GN 500948, Goodson Builders, Ltd., Plaintiff, vs. Jim Blackwell, BNC Engineering, Et. Al, Defendants, was filed April 7, 2005, in the 345th District Court of Travis County, Texas. This case involves a claim that Defendant Toll Brothers Property, LP (“Toll Brothers”) sold Plaintiff Goodson Builder, Ltd. (“Plaintiff” or “Goodson”) property without disclosing a propane easement. Plaintiff sued Sonterra Energy Corp. (“Sonterra”) for trespassing through the use of the easement. Goodson’s primary claim is against the seller for fraud and non-disclosure. Toll Brothers has responded with a claim for sanctions because the claim is frivolous. Toll Brothers offers a witness who is Plaintiff’s former employee and took pictures of the propane tank prior to the Plaintiff’s purchase. Goodson seeks damages in the hundreds of thousands of dollars. Insurance would not cover these damages.

The case is pending summary judgment. The Company is contesting the case vigorously; however, the Company is willing to settle if the Plaintiff is willing to drop the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2006 and 2005. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol TIDE. The table below sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quarterly trade and quote data provided by NASDAQ OTC Bulletin Board.

Bid Information

Fiscal Quarter Ended
	High	Low
December 31, 2006	0.57	0.26
September 30, 2006	0.84	0.51
June 30, 2006	1.18	0.51
March 31, 2006	1.18	0.78
December 31, 2005	1.01	0.76
September 30, 2005	1.39	0.80
June 30, 2005	1.77	0.95
March 31, 2005	2.59	1.74

As of December 31, 2006, we had an aggregate of 95 stockholders of record as reported by our transfer agent, Signature Stock Transfer Co., Inc. Certain shares are held in the "street" names of securities broker dealers and we estimate the number of stockholders which may be represented by such securities broker dealer accounts may exceed 5,000.

Dividends and Dividend Policy

There are no restrictions imposed on the Company that limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2006, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

We made the following issuances of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on December 31, 2006:

On November 27, 2006, the Company issued 40,000 shares of its restricted common stock valued at $16,000 to an employee of the Company.

No commissions were paid in connection with any of these sales. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering.

PERFORMANCE GRAPH

The following graph compares total stockholder returns for Tidelands Oil and Gas Corporation’s common stock for the past five years to two indices: the Russell Microcap Index and the Nasdaq Combined Industrial Index. All of the cumulative total returns are computed assuming the value of the investment in Tidelands’ common stock and each index as $100.00 on December 31, 2001, and the reinvestment of all dividends (to date, the Company has not declared any dividends). The comparisons shown on the graph below are based on historical data and are not intended to be indicative of future performance of Tidelands’ common stock.

		INDEXED RETURNS Years Ending December 31
Company/Index	Base Period 12/31/01	2002	2003	2004	2005	2006
TIDELANDS OIL AND GAS CORP.	100	22.00	151.36	92.33	56.41	17.41
RUSSELL MICROCAP INDEX	100	88.10	121.58	144.05	161.65	183.26
NASDAQ COMBINED INDUSTRIAL INDEX	100	76.04	114.41	130.69	134.51	149.49

The Stock Performance Graph shall not be deemed incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this Annual Report on Form 10-K by reference, except to the extent the Company incorporates the Graph by specific reference.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our selected consolidated financial information as of the end of the periods indicated. The selected consolidated financial information for, and as of the end of, each of the twelve months ended December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002, are from our audited consolidated financial statements.

The selected consolidated financial information is not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis" and the historical and consolidated financial statements and notes incorporated by reference in this prospectus.

(Dollars in thousands, except share and per share data)
Operating Data:	2006	2005	2004	2003	2002
Revenue	$2,223	$1,861	$1,884	$179	$710
Operating Expenses	14,163	15,172	31,626	3,061	4,454
Operating Income (Loss)	(11,940)	(13,311)	(29,742)	(2,882)	(3,744)
Other Income (Expense), Net	103	5,648	15,440	1,534	(316)
Net Income (Loss)	$(11,837)	$(7,663)	$(14,302)	$(1,348)	$(4,060)

Statement of Cash Flows Data:
Cash Provided (Used) by Operating Activities	$(4,821)	$(2,784)	$(3,108)	$441	$(423)
Cash Provided (Used) by Investing Activities	$(2,793)	$(1,836)	$(9,629)	$366	$(354)
Cash Provided (Used) by Financing Activities	$6,868	$275	$17,302	$(106)	$573

Balance Sheet Data:
Total Assets	$15,187	$13,489	$22,423	$1,624	$1,379
Long-Term Debt	$8,934	$4,272	$11,732	$-	$-
Total Stockholders' Equity	$2,153	$7,767	$4,949	$485	$(2,536)

SELECTED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
The information below is from unaudited consolidated financial statements.

Year Ended December 31, 2006	March 31	June 30	September 30	December 31
Revenues	$802	$407	$369	$645
Cost of Goods Sold	377	206	177	414
Gross Margin	425	201	192	231
Operating Expenses	2,155	2,190	4,017	2,377
Other Income (Expense), Net	34	28	48	(7)
Net earnings (loss)	$(1,696)	$(1,961)	$(3,777)	$(2,153)
Basic (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.03)
Diluted (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.03)

Year Ended December 31, 2005	March 31	June 30	September 30	December 31
Revenues	$628	$341	$248	$644
Cost of Goods Sold	285	130	220	368
Gross Margin	343	211	28	276
Operating Expenses	6,947	3,825	1,580	1,817
Other Income (Expense), Net	(2,862)	8,096	324	90
Net earnings (loss)	$(9,466)	$4,482	$(1,228)	$(1,451)
Basic income (loss) per share	$(0.15)	$0.08	$(0.02)	$(0.11)
Diluted income (loss) per share	$(0.15)	$0.08	$(0.02)	$(0.11)

Year Ended December 31, 2004	March 31	June 30	September 30	December 31
Revenues	$0	$508	$825	$551
Cost of Goods Sold	0	498	802	209
Gross Margin	0	10	23	342
Operating Expenses	1,538	4,209	3,545	20,825
Other Income (Expense), Net	4	15,397	6	33
Net earnings (loss)	$(1,534)	$11,198	$(3,516)	$(20,450)
Basic income (loss) per share	$(0.03)	$0.18	$(0.02)	$(0.34)
Diluted income (loss) per share	$(0.03)	$0.18	$(0.02)	$(0.34)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our products and services are primarily focused on development and operation of transportation, processing, distribution and storage projects of natural gas and natural gas liquids in the northeastern states of Mexico (Coahuila, Nuevo Leon and Tamaulipas) and the states of Texas and California in the United States of America.

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. Sonterra also designs and constructs residential propane delivery systems for new residential developments in Central Texas. We derive revenue from this activity in two ways, the first being from construction revenue for yard lines and meter sets installed to a homeowner's lot, and the second being the sale of LPG gas to customers in the residential subdivisions. Sonterra Energy Corporation has recently begun performing construction services for third party utility companies in order to more efficiently utilize its existing compentencies and assets.

With respect to our pipeline system owned by Reef Ventures, L.P., management has evaluated an expansion of the pipeline in Coahuila to serve new markets along the state highway No. 57 corridor to Monclova, Coahuila. We currently expect that Reef Ventures, L.P. will not be participating in the construction of additional pipelines in Mexico to reach these new markets. The required pipeline will be constructed by end users or an intermediate purchaser of the natural gas. If constructed, Reef Ventures, L.P. is expecting to simply continue to transport the additional volumes of natural gas required for these markets through its existing facilities which would be interconnected in Mexico to the new pipeline that is required to reach these potential markets. Management believes the timeline for the initiation of construction for such pipeline project in Mexico is likely to be a 2009 event with completion in 2010. The increased volume for the Reef Ventures pipeline from such an event could approximate 5 million cubic feet per day. The current baseload for the Conagas system in Piedras Negras is approximately 5.5 million cubic feet per day of which Reef Ventures LP transports 1/3 to 1/2 of the total volume. The expected end users for increased market demand in the Piedras Negras, Coahuila area would be a cardboard packaging and bottling operation for a proposed beer brewing facility. In December 2006, Grupo Modelo announced its intention to build the first phase of a new brewery in the year 2010. In addition to these potential developments, management believes that increasing volumes of natural gas can be transported in its existing facilities. In 2005, which was the final year of a two-year contractual nomination scheme, the Reef Ventures pipeline was carrying only half the actual baseload volume (and none of the swing volume) was being transported to CONAGAS in Piedras Negras. In 2006, management did not successfully increase the volumes transported on the natural gas line. We believe that if given adequate supplies, the Reef Ventures pipeline can transport all of the current base load and the swing requirements of CONAGAS which would result in a doubling of volumes and revenues for the pipeline. However the current dependence on volume increases in order to achieve the necessary rate of return on this investment has been unsuccessful. Accordingly, management has sought to increase revenues by imposing a minimum demand charge for the reservation of capacity on the pipeline. Negotiations are currently underway to achieve that objective. In the event these negotiations are unsuccessful, a sale of all or part of the Reef Ventures, LP pipeline will be considered in order to retire the current indebtedness of $4,785,003 currently owed to Impact International, LLC. This debt matures at the end of May 2008 and is currently increasing each quarter due to negative amortization as a result of the poor revenue return from the current transportation fee arrangements.

Sonterra Energy Corporation, a wholly-owned subsidiary of Tidelands, entered into the residential propane distribution business on November 1, 2004 with its acquisition of 850 existing customers located in 15 subdivisions in the vicinity of Austin, Texas. At December 31, 2006, Sonterra had increased its number of meter hookups to 1,155 and is expecting a 15% rate of increase in the number of new meter hookups in 2007. There are approximately 1,095 unmetered future lots within the above subdivisions where propane service can be connected. As new homes are constructed on these lots our customer base will grow. Construction activities continue in the existing subdivisions where expansion phases of development will result in the addition of approximately 170 customers in 2007. Sonterra's participation in the launch of new subdivisions is also occurring, as exemplified by the signing of a construction contract with the developers of Las Brisas at Ensenada Shores (located on Canyon Lake), where 75 new lots with propane service have been completed for sale to new customers. This subdivision's second phase of development is expected to add another 175 lots. Construction continues on Section 205 of the Cordillera Ranch subdivision, which added 50 more residential customers in the fourth quarter of 2006. Sonterra has expanded into additional markets as evidenced by the signing of a construction contract to build a central propane system for a multi-use retail center in Lago Vista, Texas. The system will serve five to ten large commercial customers including two restaurants.

Sonora Pipeline, LLC, will own and operate the U.S. (Texas) pipeline segments to be constructed in connection with the Burgos Hub pipeline, LNG regasification terminal and gas storage projects which will interconnect to the U.S. via two international pipeline crossings in Hidalgo County, Texas. Management has filed applications for a certificate of public convenience and necessity and two presidential permits for cross-border pipeline construction into Mexico with the Federal Energy Regulatory Commission. If the permits are granted and the pipelines are completed and fully operational, these international pipeline crossings near Mission and Progreso, Texas would result in the delivery of natural gas into the state of Tamaulipas and the pipelines owned by our Mexican subsidiary, Terranova Energia S. de R.L. de C.V.

The Company is focusing on the development of the Burgos Hub projects through its Mexican entity, Terranova Energia S. de R.L. de C.V., in Mexico. Terranova Energia is focused on project development and implementation of a natural gas storage and transportation infrastructure to support the integration of Northeastern Mexico and South Texas and the related economic growth of the border regions.

Tidelands and Terranova Energia have hired project development advisors in the United States and Mexico. The Terranova Energia advisors include Project Consulting Services, Inc., and Ritch Mueller, SC, Abogados. The Tidelands/Sonora advisors include Netherland Sewell & Associates, Mayer Brown Rowe & Maw, LLP, BNC Engineering, LLC, HSBC Securities, USA, Inc. and Ross, Marsh & Foster.

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

Our various projects in South Texas and Northeast Mexico are collectively called the Burgos Hub Project. Our medium term goals, subject to a variety of factors, including, but not limited to, regulatory permitting, engineering design, financing, construction and operating agreements, are focused on the Brasil storage field and Terranova Occidente pipeline.

The pipelines proposed are (A) the Occidente Section comprised of: (1) a pipeline from the Brasil Storage field to Nuevo Progresso with a proposed international pipeline crossing into the U.S., (2) a pipeline from Brasil storage to Station 19 up to Arguelles which is another proposed international pipeline crossing into U.S. and (3) a pipeline from Pemex's Station 19 south of Reynosa which will extend southward to the Monterey Nuevo Leon area; and (B) the Oriente Section from the offshore regasification station to Norte Puerto Mezquital proceeding to the Brazil storage field. The Occidente Section will include approximately 323 kilometers of pipeline and the Oriente Section will contain approximately 149 kilometers of pipeline. Our long term goal includes the construction of the offshore LNG regasification station.

The proposed international pipeline crossings into South Texas will interconnect with other pipelines at the Donna Station and the Valero Gilmore Plant. At the Donna Station, our potential interconnects into Texas pipelines are with TETCO, TGPL and Texas Gas Services. At the Arguelles crossing and the Valero Gilmore Plant, our potential interconnects are with HPL, Calpine and Kinder Morgan. The Terranova pipeline capacity is estimated at 1.0 BCFD (billion cubic feet per day).

The Terranova pipelines have been designed for 30 and 36 inch diameter with bi-directional flow. The pipeline from the proposed LNG regasification terminal to the Brasil field is anticipated to be a 36 inch diameter pipeline and from the Brasil field to Monterey and international crossings are anticipated to be 30 inch diameter pipelines.
On June 5, 2006, Tidelands Oil & Gas Corporation subsidiary, Terranova Energia, S. de R.L. de C.V. was awarded a Permit (#G/183/TRA 2006) by the Comision Reguladora de Energia de Mexico (CRE) to begin construction of the Terranova Occidente and Oriente pipeline portions of its Burgos Hub Project In the second quarter of 2007, Terranova expects to file an application with the CRE to amend its existing Mexican pipeline permit to allow for the construction of an additional segment of pipeline which will extend from Station 19 to Monterrey, Nuevo Leon. This filing is being pursued in response to commercial interest from industrial customers and potential service opportunity for the power generation facilities proposed by the Comision Federal de Electridad (CFE) in northeast Mexico. Discussion with staff at the regulatory body, CRE, indicates a timeline for approval of the amended permit by the fourth quarter of 2007.

The proposed underground natural gas storage facility will be located in the depleted reservoir at the B1 Horizon-Brasil Field and include above ground facilities. Our design proposal for the use of this depleted reservoir as a storage facility was prepared by Netherland Sewell. Netherland Sewell, after geological and mechanical modeling, reported the reservoir at the B1 horizon as suitable for natural gas storage. The design capacity of the storage field contemplates incremental increases in capacity over three seasons. The first season capacity is 25 BCF (billion cubic feet), second season capacity is 40 BCF and third season onward is 50 BCF. The design proposes that natural gas be injected into the reservoir at 350 MMCFD (million cubic feet per day) at pressures from 2,400 psi up to 3,200 psi. Extraction flows of natural gas will be kept at 500 MMCFD to maintain structural integrity of the reservoir. The storage facility plans call for 22 injection and extraction wells. The above ground facilities will include compression stations.

Additionally, we submitted the storage permit to the CRE on August 5, 2005 and it was accepted for full review on October 14, 2005. Several unique questions are presented by the filing of this permit due to the proposed location and the lack of previous storage permit applications having been considered by the CRE. The CRE, with cooperation from Terranova, is conducting discussions with PEMEX, the energy ministry of the United Mexican States (SENER) and the Mexican Petroleum Institute (MPI) to determine the mechanism for the grant of use rights for the depleted reservoir as a natural gas storage facility and the proper legal vesting of such rights with the holder of the CRE permit to construct own and operate a gas storage facility. Terranova expects that these issues regarding the Company’s storage permit application will be resolved by the CRE Commissioners in the fourth quarter of 2007.

The proposed Offshore LNG Regasification Station will be based on technology developed by the Norwegian company TORP Technology. It utilizes an unmanned floating station called a HiLoad. It has a peak capacity of 1.4 BCFD (billion cubic feet per day). This technology permits any LNG carrier vessel to connect and carry out regasification operations without any vessel modifications. The LNG station will be located no less than 40 nautical miles from the coast at a depth of 450 feet. A support station with a power generation system and central control will be located on-shore. A buoy will support the mooring of the LNG carrier vessels. Electrical power cables, control umbilicals and pipelines will connect the HiLoad to the on-shore support station. We expect this phase of the project to be developed as the last phase of the project given the tightness of LNG supply in the Atlantic Basin for the next four years. A further influence on the timing and implementation of this phase of the project will be the degree of progress made in actual construction of permitted LNG receiving terminals in the Corpus Christi, Texas area.

There are significant challenges for the natural gas supply to the power generation industry in Northeastern Mexico. Presently, there are three LNG regasification projects permitted or under construction in Mexico at Altamira, Rosarito and Manzanillo. Additionally, there are new electrical generation plants and associated pipelines under construction. The CFE has forecasted natural gas demand growth in the region from 2004 through year 2013. The CFE forecasts gas demand will increase from 1.7 BCFD in 2004 to 4.2 BCFD in 2013. We believe that natural gas storage facilities in northern Mexico will provide a reliable, flexible gas supplies while creating conditions for competitive natural gas pricing.

With the assistance of our financial advisory firm, we have determined that financing of the project should be possible under a commercial structure acceptable to debt providers that would involve long-term capacity reservation agreements with creditworthy counterparties for each constituent element of the project. Another essential factor that is critical for the project's ability to raise debt financing is the ability of Terranova to attract equity capital from strategic and/or financial investors in the amounts which are likely to be required by debt providers. Our financial advisory firm continues to assist us in making presentations of the project to the potential strategic and financial equity investors. We have received positive feedback from several such parties and active negotiations are continuing under confidentiality agreements with several firms, including energy enterprises headquartered in Mexico. On this basis, we could conclude that the project, in its currently envisioned configuration, could attract considerable equity capital from the potential investors. Investor appetite will depend on our ability to obtain an acceptable commercial structure, relevant permits and other regulatory approvals and the fulfillment of other conditions standard for non-recourse project financing. We believe that in 2007 the Company will bring to completion our efforts to obtain the required major permit approvals and the co-investment in the project of industry partners. Given the timeline necessary to obtain debt financing, execute an EPC contract, and the actual construction time for the first phase of the project (the pipeline from South Texas to Monterrey, Nuevo Leon), we are projecting the first operating cash flows from our Burgos Hub Project to be received in the year 2010.

Esperanza Energy, LLC ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water liquefied natural gas (LNG) receiving and regasification terminal near Long Beach, California. Esperanza would utilize TORP Technology's HiLoad LNG Regas unit that attaches to an LNG tanker, directly vaporizes the LNG as it is offloaded and injects the regasified natural gas into an undersea pipeline for transportation of the natural gas to onshore metering stations and transmission pipelines to supply nearby gas markets. The TORP HiLoad LNG Regas unit eliminates the need for extensive above-ground storage tanks or large marine structures required for berthing and processing of the LNG. Esperanza has conducted its feasibility study for this project with the assistance of best-in-class LNG, environmental, pipeline and legal advisors and has concluded that the project is technically, environmentally and commercially feasible. Esperanza will develop the necessary information in 2007 to file applications with California state and U.S. Federal agencies for appropriate permits to construct, own and operate the LNG facilities.

The expected timeline for development of the Port Esperanza project is influenced by the preparation of the application in a form sufficient to be “deemed complete” by the Maritime Administration and Coast Guard which are the principal Federal agencies with permit jurisdiction for LNG terminal development in the offshore United States of America waters. After an application is deemed complete, the process of obtaining the approvals is often longer than the statutory time period of approximately one year due to “time out” or suspension of the running of the clock on the application process due to issues raised during the review of the permit application. California state and local agency approvals can also impact the permit approval process beyond the normal time expectations. The focus of the Port Esperanza project team has been to design a project that has anticipated and mitigated these risks during its design phase. We have assembled best-in-class team members with previous offshore LNG terminal development experience with a view of profiting from their experience in dealing with the various issues raised in the development of an LNG receiving facility in California. Nevertheless, in view of the relative shortage of LNG supply in the Pacific Basin through the year 2011, we anticipate that the first operational cash flows from the Port Esperanza project would occur in the year 2012. The projected capital expenditures for the project are significant and depending on the final configuration may cost as much as $1 billion USD with the cost of the permitting process for the USCG/MARAD permit estimated in excess of $20 million USD. It is expected that a major portion of the initial development cost and the required equity in the project will be obtained from co-venturers. Active discussions are underway with several potential partners who would invest in the project. An announcement concerning partners is expected by the end of the second quarter 2007, to be followed by the initiation of the process of developing the application for the USCG/MARAD permit which is estimated to require a six month timeline prior to submission of the application.

Given the large capital outlays required for development of the Burgos Hub Project and Port Esperanza, it is likely that the Company will be diluted with respect to the project level cash flows by virtue of the sale of interests in the projects to third party partners. Similarly, the Company as an integrated enterprise continues to experience negative cash flows and will require sequential rounds of deficit fundings which will likely result in further dilution to the Company shareholders. The Board of Directors is considering all options for dealing with these issues including the merger or acquisition of profitable and complementary business operations with a view towards eliminating Company operating deficits and efficient utilization of tax loss carryforwards.

Results of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

REVENUES: The Company reported revenues of $2,222,598 for the twelve months ended December 31, 2006, as compared with revenues from continuing operations of $1,861,323 for the twelve months ended December 31, 2005. The increase was divided between each revenue stream: Reef Ventures, LP, increased income from gas transportation fees from $231,077 for the twelve months ended December 31, 2005, to $285,098 for the twelve months ended December 31, 2006, an increase of $54,021; Sonterra Energy Corporation increased propane gas sales to $1,740,870 for the twelve months ended December 31, 2006, from $1,494,679 for the twelve months ended December 31, 2005, an increase of $246,191 due mainly to an increase in total customers served and product prices. Construction service revenues for Sonterra Energy Corporation increased to $180,693 for the twelve months ended December 31, 2006 compared to $135,567 for the twelve months ended December 31, 2005, an increase of $45,126. Tidelands Exploration & Production Corporation had $15,737 of natural gas revenues for its first quarter of operations.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $15,171,916 for the twelve months ended December 31, 2005, to $14,162,432 for the twelve months ended December 31, 2006. The most significant decreases occurred in Sales, General and Administrative and Impairment Losses, which decreases more than offset increased interest expense due to default costs incurred with a private placement of convertible debt (See Note 16 of Audited Financial Statements) whereas a reserve for litigation of $2,250,000 was recorded which reduced the decrease of expenses to $1,009,484.

COST OF SALES: Total Cost of Sales increased from $1,003,386 for the twelve months ended December 31, 2005, to $1,173,561 for the twelve months ended December 31, 2006, an increase of $170,175, of which $164,216 was attributable to Sonterra Energy Corporation. This increase resulted from increased cost and volume of propane sold and, to a lesser extent, increased construction services.

OPERATING EXPENSES: Operating expenses from continuing operations which are expenses related to the operation of Company assets in an active business segment increased from $202,766 for the twelve months ended December 31, 2005, to $420,200 for the twelve months ended December 31, 2006, an increase of $217,434; $165,215 of this increase was from the operating expenses incurred by Sonterra Energy Corporation due to increased revenues. Depreciation expense decreased from $485,481 for the twelve months ended December 31, 2005, to $466,241 for the twelve months ended December 31, 2006, reflecting a decrease in depreciable assets for the respective periods due to impairment of certain long-lived assets in 2005.

INTEREST EXPENSE:  Interest expense increased from $611,363 for the twelve months ended December 31, 2005, to $3,405,778 for the twelve months ended December 31, 2006, primarily as a result of three factors: (a) interest penalties in the amount of $1,696,982 in connection with the payment of stock to the various investors upon the defaults described in Notes 16 of the Audited Financial Statements, (b) liquidated damage payments in the amount of $478,155 paid in cash to the various investors as described in Note 16 of the Financial Statements, and (c) interest paid in connection with the convertible debenture financing as described in Note 16 of the Audited Financial Statements, in the amount of $763,499 during the twelve-month period ended December 31, 2006. No income or expense for Beneficial Conversion Feature Interest was recorded for the twelve months ended December 31, 2006, as compared to income of $756,339 for the twelve months ended December 31, 2005, due to a reversal of previously charged Beneficial Conversion Feature Interest. The market price for the Company’s common stock at the relevant measurement dates during the twelve months ended December 31, 2006, was less than the conversion price for the debentures issued on January 20, 2006. Accordingly, there was no benefit to the holders of the debentures in the event of conversion during those periods and no beneficial conversion interest charge was recorded.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General and Administrative Expenses decreased by $1,586,597 during the twelve months ended December 31, 2006, to a total amount of $6,446,652 as compared to $8,033,249 for the twelve months ended December 31, 2005. This decrease was due primarily to the absence of financing costs paid to Impact International, LLC, during the period ended December 31, 2006 as compared to financing costs of $1,272,500 paid to Impact International, LLC, during the twelve months ended December 31, 2005. The remaining decrease in Sales, General & Administrative expense was due to a reduction in the issuance of common stock for consulting services during the twelve months ended December 31, 2006, versus the twelve months ended December 31, 2005.

IMPAIRMENT LOSS: No expense for impairment loss was recorded for the twelve months ended December 31, 2006, compared to $5,200,000 of impairment of goodwill and $392,000 impairment of long-lived assets, recorded as losses for the twelve months ended December 31, 2005.

DERIVATIVE GAIN:  Gain from embedded derivative instrument liabilities decreased from $5,168,000 for the twelve months ended December 31, 2005, to $0 for the twelve months ended December 31, 2006. The warrants issued in connection with the January 20, 2006, financing had an exercise price that was greater the fair market value of the Company’s common stock at the relevant measurement dates. Accordingly, no derivative gain or reduction in liability for the issuance of the warrants in this financing transaction was recorded for the twelve months ended December 31, 2006.

NET LOSS: Net loss of ($7,662,904) for the twelve months ended December 31, 2005, increased to ($11,836,925) for the twelve months ended December 31, 2006, an increase in the amount of loss of $4,174,021. The principal reason for this amount of increase in net loss was the lack of Derivative Gains to offset Loss from Operations for the twelve months ended December 31, 2006, versus the twelve months ended December 31, 2005 recording of a $2,250,000 reserve for litigation. Included in the net loss of ($11,836,925) for the twelve months ended December 31, 2006, is $2,164,300 of expenses for employment contract costs, directors fees and legal fees paid by issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES: The independent auditors report on our December 31, 2006 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about the our ability to continue as a going concern

With regard to liquidity and adequacy of capital resources, management believes that the Company will need additional equity or debt financing after the first quarter of 2007. Management plans to raise additional capital through a variety of fund raising methods during fiscal 2007 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In the event that a decision to proceed with the offshore LNG regas terminal project in Southern California is made during the upcoming months, additional funding for the permit process will be needed beyond the amounts currently required. Furthermore, the Company will need to raise additional capital to fund ongoing development activities for its Mexican subsidiary, Terranova Energia and also to fund operating overhead at the parent company level and the possible cost of a litigation settlement or adverse verdict if the case goes to trial. New issuance of common stock sufficient to retire the outstanding debentures and to provide additional required capital is under active negotiation. No assurance can be made that such capital can be acquired in a timely fashion or at all. Furthermore, if capital is available through these sources, if may be at terms that are disadvantageous to the Company and its shareholders.

In light of these possible outcomes and the current cash resources available for the sustenance of corporate operations, management has taken action to reduce overhead costs and otherwise obtain cash resources for the Company. Actions completed include reduction of staff, assignment of the Suite License Agreement with the San Antonio Spurs, LLC, to a former officer, collection of a stock subscription receivable from a past officer, collection of an account receivable from an officer, accelerated collection of past due accounts from customers of Sonterra Energy and Reef Ventures, LP, and collection of the $283,854 balance of the Note Receivable for the related party aircraft charter services including termination of those services to the Company.

Direct capital expenditures during the twelve months ended December 31, 2006, totaled $2,814,512. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, additional machinery, equipment, trucks, autos and trailers for the operation of the Sonterra Energy Corporation propane systems and $502,060 invested in a natural gas pipeline and nearby leases for development. Total debt increased from $5,722,322 at December 31, 2005, to $13,034,046 including the aforementioned reserve for litigation at December 31, 2006. The increase in total debt is due primarily to the issuance of $6,569,750 of convertible debentures in the financing transaction of January 20, 2006. Net loss for the twelve months ended December 31, 2006, was ($11,836,925) an increase in net loss of 54.5% from the net loss of ($7,662,904) for the twelve months ended December 31, 2005. Basic and diluted net loss per common share increased to ($0.15) for the twelve months ended December 31, 2006, as compared to ($0.11) for the twelve months ended December 31, 2005. The net loss per share calculation for the twelve months ended December 31, 2006, included an increase in actual and equivalent shares outstanding.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

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

OPERATING EXPENSES: Operating expenses from continuing operations which are expenses related to the operation of Company assets in an active business segment increased from $99,665 for the twelve months ended December 31, 2004 to $202,766 for the twelve months ended December 31, 2005 which is a total increase of $103,101. This increase was primarily from the operating expenses incurred by Sonterra Energy Corporation. Depreciation expense increased from $244,889 for the twelve months ended December 31, 2004 to $485,481 for the twelve months ended December 31, 2005 due to a full year of depreciation being incurred in the 2005 year versus seven months of depreciation expense in 2004 on the natural gas pipeline owned by Reef Ventures, L.P. and the depreciable assets acquired by Sonterra Energy Corporation for the operation of the residential propane distribution systems in Austin, Texas.

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

Contractual Obligations	Total	Due in 2007	Due in 2008-2009	Due in 2010-2011	Thereafter
Long-term debt	$9,159,294	$225,000	$8,934,294
Operating Lease obligations:	$312,147	$103,793	$46,786	$41,724	$119,844
Total Contractual Obligations	$9,471,441	$328,793	$8,981,080	$41,724	$119,844

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, 2006, we had cash and cash equivalents aggregated $367,437.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our Impact International debt obligation is generally determined based on the prime interest rate plus two percent and may be subject to market fluctuation as the prime rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, the accompanying Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm are filed as part of this report beginning on the pages immediately following the signature pages of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

James B. Smith, our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006 and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes In Internal Control Over Financial Reporting.

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Date became director or officer
James B. Smith	53	Director, President, CFO	August 16, 2003
Robert Dowies	56	V.P.	October 18, 2004
Julio Bastarrachea	49	V.P.	January 16, 2004
Carl Hessel	43	Director	January 28, 2004
Ahmed Karim	34	Director and Secretary	October 21, 1998
Michael Ward	51	Former Director, President, CEO	October 21, 1998 (resigned December 2006)

JAMES B. SMITH: On December 8, 2006, Mr. Smith was appointed Chief Executive Officer and President in addition to his role as Chief Financial Officer. Mr. Smith first joined Tidelands on August 16, 2003, as a Senior Vice President and Chief Financial Officer. Mr. Smith received a Bachelor of Science degree from Texas A&M University and a Master of Professional Accounting degree from the McCombs School of Business at the University of Texas at Austin. His professional experience includes public accounting practice with Ernst & Young where he was a Tax Manager serving publicly traded and private energy clients. He is licensed as a Certified Public Accountant and Real Estate Broker in Texas and Colorado. From 1992 through 2003, Mr. Smith operated his own consulting and tax practice for energy related clients. From 1996 through 2003, he directed the financial affairs and tax planning for several closely held corporations engaged in land development in Colorado. During this period, Mr. Smith also participated as a partner, shareholder and financial officer for several closely held entities engaged in natural gas exploration and production activities including the operation of a large natural gas gathering system. From 2000 through 2003, he also served as Chief Financial Officer for a major produce company with significant subsidiaries in real estate development and agri-business.

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

JULIO BASTARRACHEA: Mr. Bastarrachea joined Terranova Energia, Tidelands Mexican subsidiary, as the Director General in 2004. His primary responsibilities include project development and administration of the permitting process with the Mexican regulatory authorities. Prior to assuming the role as Director General of Terranova, he served as the Vice President of Business Development for Tidelands in San Antonio where he assisted in the early development of underground natural gas storage projects in Mexico. From 1999 to 2003, Mr. Bastarrachea was employed with the State Of Texas Commercial Office in Mexico City where he coordinated the promotion of business opportunities for Texas companies in Mexico. In cooperation with the Texas Railroad Commission he organized a yearly trade mission to Mexico focused on the energy industry. From 1993 to 1999 he served as the Consulate General of Mexico in San Antonio and with Mexico’s Ministry of Foreign Affairs. He began his career in 1988 as an assistant architect with ARP Architects in London. He received a degree in architecture in 1980 from the University of Yucatan in Yucatan, Mexico. He also earned a MSc. in Economics of Urban Development in 1986 from the University of London and a Diploma in International Affairs from the Instituto Matias Romero, Ministry of Foreign Affairs in Mexico City

CARL HESSEL: On January 28, 2004, Mr. Hessel joined our board of directors. Mr. Hessel founded Margaux Investment Management Group, S.A. which is located in Geneva, Switzerland in 2001. Prior to 2001, he served as Vice President of Merrill Lynch where he was responsible for creating global high net worth management platform. He began his career at Goldman Sachs and helped build the Scandinavian ultra-high net worth market. Mr. Hessel received his M.B.A. from Wharton Business School and a degree in Finance and Management from the University of Pennsylvania. He was awarded the Marcus Wallenberg Foundation's Scholarship.

AHMED KARIM: Mr. Karim is a director and Secretary of the Company. He is a graduate of Simon Fraser University. He holds a degree in Business Administration, specializing in marketing and international business. Since 1995, his business experience includes work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

MICHAEL WARD: Mr. Ward served as the President, Chief Executive Officer and Chairman of our Board of Directors from October 1998 until December 2006. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas.

Audit Committee and Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because its common stock is not a listed security as defined in Section 240.10A-3. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2006, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except as follows:  a Form 4 relating to four transactions was filed late by Mr. Smith on February 14, 2006; a Form 4 relating to five transactions was filed late by Mr. Smith on March 27, 2006; a Form 4 relating to two transactions was filed late by Mr. Smith on October 12, 2006; Mr. Smith failed to file one report relating to four transactions, but did report the transactions in his year-end report on Form 5, which was timely filed; a Form 4 relating to one transaction was filed late by Mr. Dowies on June 8, 2006 (as amended on June 9, 2006); and Mr. Karim failed to file one report relating to one transaction, but did report the transaction in his year-end report on Form 5, which was timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives.  Our Board of Directors has the responsibility for establishing and reviewing the Company’s compensation philosophy and objectives.  The overall objectives of our compensation program for our executive officers are to attract and retain highly qualified executives committed to our success and our mission, to motivate our executives to build and grow our business, to reward loyalty and to incentivize our officers during both periods of growth, as well as uncertainty, and to align the interests of our executives with the interests of our stockholders. Ultimately, the goal of the compensation committee is to provide our executive officers with appropriate annual and longer-term compensation, both equity and non-equity based, to incentivize these officers and align their interests with those of our shareholders.  The Board of Directors has not established a formula for allocating between cash and non-cash compensation.  We refer to our President and Chief Executive Officer, our Chief Financial Officer and our other officers in the Executive Compensation Table as our named executive officers.

Role of Executive Officers and Management.  The President and Chief Executive Officer provide recommendations to the Board of Directors on matters of compensation philosophy, plan design and the general guidelines for executive officer compensation.  These recommendations are then considered by the Board of Directors.  The President and Chief Executive Officer is also a member of the Board of Directors and therefore generally attends meetings related to compensation but abstains from voting with respect his own compensation. In addition, the other members of the Board of Directors may discuss compensation of the President and Chief Executive Officer in sessions where he is not present.

Elements of Executive Compensation.  The compensation we provide to our executive officers primarily consists of the following:

•                                          annual base salary,

•                                          annual cash bonuses which are discretionary and/or based on the achievement of annual performance objectives,

•                                          stock awards,

•                                          stock options,

•                                          perquisites and other personal benefits, and

 •       401K with certain matching contributions by the Company.

We do not offer pension or any other retirement plans for executives. We do not currently provide any deferred compensation plan for executives.

The Board of Directors has not hired any compensation consultants to assess the current salary levels or other compensation elements for our executive officers. In the future, we anticipate that the Board of Directors may review and consider summaries of competitive salary levels prepared by management based on various survey data.

Base Salary.  The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position, leadership, years of experience and level of responsibility. Merit increases normally take effect in January of each year.

During its review of base salaries for executives, the Board of Directors primarily considers:

•             internal review of the executive’s compensation, both individually and relative to other officers;

•             individual performance of the executive;

•             qualifications and experience of the officer; if

•             the complexity of our operations;

•             our ability to compete with other companies, including larger, more established and better capitalized companies, for the recruitment and retention of skilled management; and

•             the financial condition and results of operations of the Company.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Incentive Cash Bonuses.  In addition to base salary, the Company has maintained a practice of paying incentive cash bonuses tied to an executive's performance.  These bonuses are discretionary and based upon individual performance as well as Company performance.  In 2006, incentive cash bonuses were awarded to the named executive officers generally based upon the named executive officer’s base salary, with most of the named executive officers receiving the same percentage of respect base salaries.

Equity Awards.  The Company believes that equity awards are an important component of executive compensation and serve to better align the interests of executives with those of our stockholders, eliciting maximum effort and dedication from our executive officers. The medium and long-term incentive compensation portion of the Company’s compensation program consists primarily of grants of stock awards, as well as grants of stock options under the Company’s stock grant and option plans. These grants and awards are designed to provide incentives for longer-term positive performance by the executive and other senior officers and to align their financial interests with those of the Company’s stockholders by providing the opportunity to participate in any appreciation in the stock price of the Company’s common stock that may occur after the date of grant of stock or options. In addition, the Company believes that such equity compensation enhances our ability to attract and retain highly qualified executives and other persons and to motivate them to improve our business results and earnings by providing them equity holdings in the Company.

Generally all of the stock awards that we are granted to our executive officers have been fully vested at the time of grant. Stock option grants may be fully vested or subject to vesting over time and/or other conditions. Generally, stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant; however, under our stock greens and option plans, the Board of Directors retains discretion to grant options with exercise prices either above or below the then-current fair market value.

In the past, our equity incentive compensation has primarily consisted of stock awards, with stock options being granted at a lesser rate.  We emphasized stock awards primarily as a mechanism to conserve cash, while providing recipients with both short-term liquidity, as well as long-term incentives to maximize shareholder value and the market value of our common stock. Our Board of Directors does not have any preset times during which it issues equity compensation, but instead considers recommendations made by senior management from time to time throughout the year, as well as performing annual reviews with respect to compensation and equity compensation.

Profit and Revenue Sharing. As described further under “Employment Agreements”, in 2006 Mr. Ward and Mr. Smith were entitled to compensation based on a percentage of our profits and increases in sales. Mr. Ward was entitled to two percent of the net profits of the Company, after deduction for all taxes and was also entitled to a distribution equal to one percent of the increase in sales over the previous year. Mr. Smith was entitled to one percent of the net profits of the Company, after deduction for all taxes and was also entitled to a distribution equal to one percent of the increase in sales over the previous year. Neither executive received any compensation pursuant to the use profit and revenue sharing provisions of their employment agreements, since the Company did not achieve profitability or increase its sales in 2006.

As discussed below under “Employment and Severance Agreements”, the Company eliminated this profit-and revenue sharing compensation as part of Mr. Smith’s new employment agreement in 2007, and increased the number of shares of stock to be issued to Mr. Smith in 2007. The Company made this shift in compensation because the Company believes that incentivizing a short-term focus on increasing sales may not be in the best interests of the Company in achieving longer-term goals that will maximize shareholder value. The Company believes that the long-term viability and success of the Company and maximum shareholder value are dependent upon the financing and development of various energy infrastructure projects. These projects may require a longer-term focus and may not result in increased sales or revenue in the short term. Therefore, the Company believes that our executive officers will have their interests more closely aligned with that of our shareholders, if a larger portion of their compensation is equity-based rather than revenue sharing based.

Retirement and Other Benefits.

The Company offers a 401K plan with certain matching contributions by the Company to all of our employees including the named executive officers.

We also offer various fringe benefits to all of our employees, including our named executive officers, on a non-discriminatory basis, including group policies for medical insurance.  Our Chief Executive Officer and Chief Financial Officer received an automobile allowance of $12,000 per year.  The compensation committee believes such benefits are appropriate and assist such officers in fulfilling their employment obligations.

Stock Ownership Guidelines.  The Company has not established any formal policies or guidelines addressing expected levels of stock ownership by the named executive officers or for other executive officers.  However, due to purchases, the exercise of options, the vesting of restricted stock awards and the allocation of shares under the Company’s ESOP, our named executive officers, as well as our directors and other employees, have a substantial equity interest in the Company.

Tax Deductibility of Pay.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1.0 million on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Stock options are performance-based compensation meeting those requirements and, as such, are fully deductible. Service-based only stock awards are not considered performance-based compensation under Section 162(m) of the Code.

In the past, Section 162(m) has prevented the Company from fully deducting the expense of the executive compensation paid. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Company has not adopted a policy requiring all compensation to be deductible.

Other Components of Compensation. As described below under “Employment and Severance Agreements with Management” that Company’s employment agreements with certain executive officers provide for severance benefits and change control benefits. The severance payments of the agreements are intended to align the executive officers’ and the stockholders’ interests by enabling executive officers to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive officers’ own employment or impose financial hardship on him or her. The grounds under which severance payments are triggered in the employment and change in control agreements are similar to or the same as those included in many employment agreements for senior executive officers of comparable companies.

Employment and Severance Agreements with Management

James B. Smith. Mr. Smith was appointed Chief Executive Officer and President in December 2006. In March 15, 2007, we entered into a new employment agreement with Mr. Smith in his capacities as Chief Executive Officer and President. Mr. Smith’s employment agreement has a term of five (5) years, with an annual cash salary of $300,000. In addition, Mr. Smith is entitled to an annual stock grant with a fair market value of $1 million. Therefore, the number of shares granted to Mr. Smith each year will vary based on our stock price. Mr. Smith is entitled to all employee benefits generally provided by the Company to employees. He is also entitled to four weeks paid vacation, an annual automobile allowance of $12,000, supplemental disability insurance and a life insurance policy payable to his heirs in the amount of $2 million. Mr. Smith continues to serve as Chief Financial Officer, but does not receive any additional compensation specifically for such duties. If the Company terminates Mr. Smith’s employment without cause, as defined in the employment agreement, Mr. Smith is entitled to continue to receive payment of his cash and annual equity compensation for the remainder of the five year term. Mr. Smith joined our board of directors on June 27, 2005.

During all of 2006, and through March 15, 2007, Mr. Smith served under his prior employment agreement, which was entered into in October 2004 in his capacity of Chief Financial Officer. Under the terms of Mr. Smith's prior employment agreement, his base annual salary in 2006 was $168,000, and was subject to increases from year to year, as determined by our Board of Directors, by at least the Consumer Price Index. As additional compensation, Mr. Smith received his annual stock grant of 500,000 shares in accordance with the terms of the prior employment agreement. As incentive compensation, Mr. Smith was entitled to additional compensation equal to one percent of our net profits and one percent of the increase in sales over a previous year's sales, effective October 1, 2004. As with his new employment agreement, Mr. Smith was entitled to four weeks paid vacation and an annual automobile allowance of $12,000.

Robert W. Dowies. We employed Mr. Dowies on October 26, 2004 as our Vice President of Gas Markets and Supply. His employment agreement is for a term of three (3) years. His annual salary is $100,000. He is entitled to an annual stock grant of 100,000 common shares. The first 50,000 shares will vest and be payable April 18, 2005. Thereafter, stock grants will be payable every six months, October 18 and April 18 for the term of the employment agreement. Mr. Dowies is entitled to two (2) weeks paid vacation and all employee benefits as provided by the Company.

Michael Ward. Mr. Ward resigned from all positions with the Company in December 2006 and entered into an agreement regarding his separation from the Company, severance amounts and certain other matters. Pursuant to this agreement, Mr. Ward has agreed to repay the Company for certain amounts owed under promissory notes. In addition, Mr. Ward agreed to bring current and assume all obligations of not Company under that certain SBC Center Terrace Suite License Agreement between TIDE and San Antonio Spurs, LLC. Under this agreement, the Company will pay Mr. Ward the total sum of $134,415.72 representing six (6) months salary, plus COBRA payments for the same period of time, commencing January 1, 2007 according to the Company's payroll schedule. If Mr. Ward had been unable to secure an assignment of the Skybox Agreement, the salary and COBRA payments could have been suspended by the Company until the contemplated assignment was completed. In addition, the Company agreed to issue Mr. Ward the 500,000 shares of common stock due under his employment agreement on December 31, 2006. Mr. Ward was successful in having the Skybox Agreement assigned in January 2007, and therefore, the 500,000 shares were released to him at that time. However, the Company has suspended making required payments under the separation and severance agreement until such time as the sale of the Tidelands Exploration & Production Corporation’s properties for original value has been completed.

Prior to his resignation, under the terms of Mr. Ward's employment agreement, commencing January 1, 2004, he was employed as the Company's President and Chief Executive Officer for a term of five (5) years. His base annual salary in 2006 is $252,000. As additional compensation, Mr. Ward was entitled to an annual stock grant of One Million (1,000,000) shares. Stock grant dates were June 30 and December 31 each year. As incentive compensation, Mr. Ward was entitled to additional compensation equal to two percent of our net profits and one percent of the increase in sales over a previous year's sales, effective with the fiscal year ending 2004. Mr. Ward was entitled to all employee benefits as provided by the Company. He was entitled to four weeks paid vacation and an annual automobile allowance of $12,000.

Change of control agreements

We do not have any agreements providing for compensation or benefits to our employees in the event of a change of control of the Company.

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
James B Smith President, CEO and CFO (1)	2006	185,880	7,745	324,500	14,220	532,345

Michael R. Ward CEO (2)	2006	253,333	11,015	1,219,500	169,752	1,653,600

Julio Bastarrachea	2006	61,909	2,579	142,500	1,158	208,146

Robert W. Dowies V.P. Marketing	2006	99,999	4,167	63,400	1,742	169,308

(1) Appointed Chief Executive Officer and President on December 8, 2006.
(2) Resigned on December 6, 2006.
(3) For each of Mr. Smith and Mr. Ward, this amount includes a stock award of 150,000 shares each on September 25, 2006, with a value of $87,000, for services rendered in their capacities as members of the Board of Directors.

(4) Includes a $12,000 per year automobile allowance for each of Mr. Smith and Mr. Ward, and severance of $145,431 that accrued in 2006 for Mr. Ward. Also includes matching 401(k) contributions for each executive officer.

GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (1)
James B Smith	1/3/2006				500,000			$445,000
	9/18/2006				150,000 (2)			$87,000
	10/11/2006				500,000			$237,500

Michael R. Ward	1/2/2006				500,000			$455,000
	6/7/2006				500,000			$542,500
	9/25/2006				150,000 (2)			$87,000

Julio Bastarrachea	1/30/2006				150,000			$142,500

Robert W. Dowies	5/10/2006				60,000			$47,400
	11/27/2006				40,000			$16,000

(1) This column reflects the grant date fair value of stock awards under SFAS 123R. With respect to stock awards, the value was calculated as the number of shares multiplied by the closing price on grant date.

(2) Stock award granted as compensation for services as a member of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2006, none of our named executive officers had any outstanding, unexercised options or any unvested stock awards.

Option Exercises and Vested Stock

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
James B Smith	-	-	500,000	$445,000
	-	-	150,000 (3)	$87,000
	-	-	500,000	$237,500

Michael R. Ward	-	-	500,000	$455,000
	-	-	500,000	$542,500
	-	-	150,000 (3)	$87,000

Julio Bastarrachea	-	-	150,000	$142,500

Robert W. Dowies	-	-	60,000	$47,400
	-	-	40,000	$16,000

(1) All stock awards were fully vested at the time of grant.
(2) This column reflects the grant date fair value of stock awards under SFAS 123R. With respect to stock awards, the value was calculated as the number of shares multiplied by the closing price on grant date.

(3) Stock award granted as compensation for services as a member of the Board of Directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
James B Smith		87,000			87,000

Ahmed Karim	36,000	87,000			123,000

Carl Hessel		87,000			87,000

Michael Ward		87,000			87,000

(1) On September 25, 2006, each director received a grant of 150,000 shares of our common stock, valued at $0.58 per share. These awards vested immediately upon grant. Accordingly, the grant date fair value of each of these awards, calculated in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 Share Based Payment (FAS 123(R)), is the same as the amount of compensation expense we reflected in our financial statements with respect to each of these awards. The grant date fair value of each of these awards is estimated based on the fair market value of our common stock at the time of the grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of shares of the Company's common stock as of March 30, 2007 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and named executive officers and (iv) all directors and executive officers of the Company as a group. The information is the table is based on our records, information filed with the Securities and Exchange Commission and information provided to us. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares.

Impact International, LLC (1)	8,812,980	8.38%
111 W. 5th St. Ste.720
Tulsa, OK 74103

M.A.G. Capital, LLC (2)	6,578,898	5.89%
555 S. Flower St.
Suite 4500
Los Angeles, CA 90071

David Firestone (2)	6,578,898	5.89%
555 S. Flower St.
Suite 4500
Los Angeles, CA 90071

Robinson Reed, Inc. (2)	246,710	0.23%
AV.DU Leman 8B
CH-1003-Lausanne
Switzerland

Monarch Pointe Fund, Ltd. (2)(3)	3,615,708	3.33%
555 S. Flower St.
Suite 4500
Los Angeles, CA 90071

Mercator Momentum Fund, LP (2)(34)	1,608,338	1.51%
555 S. Flower St.
Suite 4500
Los Angeles, CA 90071

Mercator Momentum Fund III, LP(2)(5)	1,108,142	1.04%
555 S. Flower St.
Suite 4500
Los Angeles, CA 90071

James B. Smith (6)	9,065,585	8.2%
1862 W. Bitters Rd.
San Antonio, TX 78248

Ahmed Karim (7)	9,445,358	8.6%
1463 Terrace Ave
Vancouver A1 V7R 1B5

Carl Hessel (8)	11,282,079	10.3%
c/o Margaux Investment
Management Group, S.A.
9 Rue de Commerce
CH 1211 Geneva 11
Switzerland

Robert W. Dowies	240,000	0.2%
1862 W. Bitters Rd.
San Antonio, TX 78248

Julio Bastarrachea	150,000	0.1%
1862 W. Bitters Rd.
San Antonio, TX 78248

Michael Ward	8,192,038	7.8%
1862 W. Bitters Rd.
San Antonio, TX 78248

All Directors & officers	38,375,060	32.2%
as a group (6 persons)

(1) Based on Schedule 13D filed on January 22, 2007.
(2) M.A.G. Capital, LLC is the General Partner and Manager of the following funds: Robinson Reed, Inc., Monarch Pointe Fund, Ltd., Mercator Momentum Fund, LP and Mercator Momentum Fund III, LP. David Firestone is the Managing Member of M.A.G. Capital, LLC. To our knowledge, David Firestone and M.A.G. Capital LLC do not own any of our securities directly.
(3) Monarch Pointe Fund, Ltd. owns warrants to purchase 3,615,708 shares of our common stock. Half of the warrants are exercisable at $.80 per share and half are exercisable at $.87 per share.
(4) Mercator Momentum Fund, LP owns warrants to purchase 1,608,338 shares of our common stock. Half of the warrants are exercisable at $.80 per share and half are exercisable at $.87 per share.
(5) Mercator Momentum Fund III, LP owns warrants to purchase 1,108,142 shares of our common stock. Half of the warrants are exercisable at $.80 per share and half are exercisable at $.87 per share.
(6) Includes options to purchase 5,000,000 shares of our common stock.
(7) Includes options to purchase 5,000,000 shares of our common stock.
(8) Includes options to purchase 4,047,619 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation Plans approved by security holders	None	None	None
Equity Compensation Plans not approved by security holders	5,000,000 (1)	N.A. (No options outstanding)	-0-
	5,000,000 (2)	N.A. (No options outstanding)	2,850,122
Total	10,000,000		2,850,122

(1) On May 27, 2003, the Company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. The purpose of this Plan is to provide these persons with equity-based compensation and incentives to make significant contributions to our long-term performance and growth by aligning their economic interests more closely with those of our shareholders, and to attract and retain personnel.

(2) On November 2, 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. The purpose of this Plan is to provide these persons with equity-based compensation and incentives to make significant contributions to our long-term performance and growth by aligning their economic interests more closely with those of our shareholders, and to attract and retain personnel. In some instances, awards under the Plan may also be used to conserve cash by paying all or a portion of an individual’s and other service provider’s fees in stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On February 5, 2003, we granted Royis Ward common stock options to purchase 500,000 shares at $0.22 per share. The options were exercised on September 14, 2004 and payment was made by promissory note for $110,000 bearing interest at the annual rate of Five percent. Presently, Royis Ward, formerly an officer and director of the Company, and father of Michael Ward (our former CEO), is indebted to the Company as outlined above.

The Company executed an agreement in January 2004 with Royis Ward, formerly an officer and director of the Company and the father of Michael R. Ward, who was President and CEO at that time, to provide charter air transportation for its employees, customers and contractors to job sites and other business related destinations. A $300,000 5% interest bearing loan due in January 2007 was made by the Company regarding the transaction. The loan balance is credited by airtime charges at standard industry rates offset by interest charges computed on the average monthly balance. At December 31, 2006, the loan balance was $287,432, including accrued interest, and was paid in full on that date by Michael R. Ward, who had subsequently acquired the airplane from Royis Ward after the initial transaction.

Policies and Procedures for Related Party Transactions

The Company conducts an appropriate review of all related party transactions that are required to be disclosed pursuant to Regulation S-K, Item 404 for potential conflict of interest situations on an ongoing basis and all such transactions must be disclosed to and approved by the entire Board of Directors of the Company.

Director Independence

Our Board of Directors is currently composed of three directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because our common stock is traded on the NASD OTC Electronic Bulletin Board, which is not a securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

	Year End 12-31-06	Year End 12-31-05
(1) Audit Fees	$114,350	$102,553
(2) Audit-related Fees	53,625	-0-
(3) Tax Fees	-0-	-0-
(4) All other fees	-0-	-0-
Total Fees	$167,975	$102,553

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

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's de facto audit committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2006 and 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements, the Notes and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on the pages immediately following the signature pages of this Report.

(b) Exhibit Listing

Exhibit	Description	Location of Exhibit
2.0	Amendment No. 2 to the Asset Purchase and Sale and between Sonterra Energy Corporation and Oneok Propane Distribution Company.	Incorporated by reference to Exhibit 10.1 8-K filed November 15, 2004
2.1	Amendment No. 1 to the Asset Purchase and Sale and between Sonterra Energy Corporation and Oneok Propane Distribution Company.	Incorporated by reference to Exhibit 10.2 8-K filed November 15, 2004
2.3	Asset Purchase and Sale Agreement by and between Sonterra Energy Corporation and Oneok Propane Distribution Company.	Incorporated by reference to Exhibit 10.3 8-K filed November 15, 2004
2.4
Purchase and Sale Agreement for Reef Ventures, L.P. by and Between Impact International, LLC (“Impact”) and Coahuila Pipeline, LLC, (“Coahuila”), (jointly “Seller”) and Tidelands Oil & Gas Corporation (“Tidelands”) and Arrecefe Management, LLC (“Arrecefe”), (jointly “Buyer”) dated May 25, 2004 with Exhibits.
Incorporated by reference Exhibit 10 to 8-K filed June 25, 2004
2.5
Purchase and Sale Agreement for Reef Marketing, L.L.C. and Reef International, L.L.C. by and between Tidelands Oil & Gas Corporation and Impact International, L.L.C and Coahuila Pipeline, L.L.C. dated April 16, 2003.
Incorporated by reference to Exhibit 10.1 to 8-K filed on May 8, 2003
2.6	Agreement of Limited Partnership of Reef Ventures, L.P.	Incorporated by reference to Exhibit 10.2 to 8-K filed on May 8, 2003
3.0	Certificates of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.0 to 8-K filed on April 24, 2006
3.1	Restated Articles of Incorporation of Tidelands Oil & Gas Corporation., a Nevada corporation.	Incorporated by reference to Exhibit 3.0 to SB-2 filed on December 17, 2004
3.2	Restated Bylaws of Tidelands Oil & Gas Corporation.	Incorporated by reference to Exhibit 3.1 to SB-2 filed on December 17, 2004
4.0	Form of Original Issue Discount Convertible Debentures with Palisades Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd	Incorporated be reference to Exhibit 10.2 to 8-K filed on January 25, 2006
4.1	7% Convertible Debenture Mercator Momentum Fund, LP	Incorporated by reference to Exhibit 10.2 to 8-K filed on December 3, 2004
4.2	7% Convertible Debenture Mercator Momentum Fund III, LP	Incorporated by reference to Exhibit 10.3 to 8-K filed on December 3, 2004
4.3	7% Convertible Debenture Monarch Pointe Fund, LP	Incorporated by reference to Exhibit 10.4 to 8-K filed on December 3, 2004
10.1	Form of Series “A” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.4 to 8-K filed on January 25, 2006
10.2	Form of Securities Purchase Agreement with Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.2 to 8-K filed on January 25, 2006
10.3	Form of Series “A” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.4 to 8-K filed on January 25, 2006
10.4	Form of Series “B” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.5 to 8-K filed on January 25, 2006
10.5	Form of Registration Rights Agreement with Palisades Master Fund, Crescent International, Ltd., Double U Master, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Ltd.	Incorporated by reference to Exhibit 10.2 to 8-K filed on January 25, 2006
10.6	Employment Agreement with James B. Smith as CEO and President *	Incorporated by reference to Exhibit 10.1 to 8-K filed April 3, 2007
10.7	Employment Agreement with Michael Ward *	Incorporated by reference to Exhibit 10.0 of SB-2 filed December 17, 2004
10.8	Employment Agreement with James B. Smith (as CFO) *	Incorporated by reference to Exhibit 10.1 of SB-2 filed December 17, 2004
10.9	Employment Agreement with Robert Dowies *	Incorporated by reference to Exhibit 10.2 of SB-2 filed December 17, 2004
10.10	2003 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10 of Form S-8 filed on June 11, 2003
10.11	2004 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10 of Form S-8 filed on June 11, 2003
10.12	2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.1 of Form S-8 filed on February 16, 2007
10.13	Form of Option Grant under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.2 of Form S-8 filed on February 16, 2007
10.14	Form of Stock Award Agreement under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.3 of Form S-8 filed on February 16, 2007
10.15	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to 8-K/A filed on December 3, 2004
10.16	Warrant Margaux	Incorporated by reference to Exhibit 10.5 of SB-2 filed December 17, 2004
10.17	Warrant Margaux	Incorporated by reference to Exhibit 10.6 of SB-2 filed December 17, 2004
10.18	Stock Purchase Warrant Impact	Incorporated by reference to Exhibit 10.3 to 8-K filed on May 8, 2003
10.19	Registration Rights Agreement Impact	Incorporated by reference to Exhibit 10.4 to 8-K filed on May 8, 2003
10.20	Amended Stock Purchase Warrant Impact International	Incorporated by reference to Exhibit 10 to 8-K filed on June 25, 2004
10.21	Registration Rights Agreement with Mercator Group	Incorporated by reference to Exhibit 10.5 to 8-K filed on December 3, 2004
10.22	Warrant to Purchase Common Stock Mercator Momentum Funds, LP $0.87	Incorporated by reference to Exhibit 10.6 to 8-K filed on December 3, 2004
10.23	Warrant to Purchase Common Stock Mercator Momentum Funds, LP $0.80	Incorporated by reference to Exhibit 10.7 to 8-K filed on December 3, 2004
10.24	Warrant to Purchase Common Stock Mercator Momentum Fund, III, LP $0.87	Incorporated by reference to Exhibit 10.8 to 8-K filed on December 3, 2004
10.25	Warrant to Purchase Common Stock Mercator Momentum Fund III, LP $0.80	Incorporated by reference to Exhibit 10.9 to 8-K filed on December 3, 2004
10.26	Warrant to Purchase Common Stock Monarch Pointe Fund III, LP $0.87	Incorporated by reference to Exhibit 10.10 to 8-K filed on December 3, 2004
10.27	Warrant to Purchase Common Stock Monarch Pointe Fund III, LP $0.80	Incorporated by reference to Exhibit 10.11 to 8-K filed on December 3, 2004
10.28	Warrant to Purchase Common Stock Mercator Advisory Group, LLC. $0.87	Incorporated by reference to Exhibit 10.12 to 8-K filed on December 3, 2004
10.29	Warrant to Purchase Common Stock Mercator Advisory Group, LLC $0.80	Incorporated by reference to Exhibit 10.13 to 8-K filed on December 3, 2004
10.30	Promissory Note for Aircraft Prepaid Lease	Incorporated by reference to Exhibit 10.4 to 10-Q filed on August 21, 2006
10.31	Aircraft Prepaid Lease/Use Agreement	Incorporated by reference to Exhibit 10.3 to 10-Q filed on August 21, 2006
21	List of Subsidiaries	Included with this filing
24.1	Power of Attorney	Included with signature page
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act.	Included with this filing
32.1	Chief Executive Officer-Section 906 Certification pursuant To Sarbanes-Oxley Act	Furnished herewith

* Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K Report for the period ending December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS OIL & GAS CORPORATION

Date: April 17, 2007	By:	/s/ James B. Smith
James B. Smith, President and Chief Executive Officer

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Smith their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

TIDELANDS OIL & GAS CORPORATION

Date: April 17, 2007	By:	/s/ James B. Smith,
James B. Smith, President, CEO (Principal Executive Officer), CFO (Principal Financial and Accounting Officer) and Director

Date: April 17, 2007	By:	/s/ Ahmed Karim
Ahmed Karim, Director

Date: April 17, 2007	By:	/s/ Carl Hessel
Carl Hessel, Director

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

TIDELANDS OIL & GAS CORPORATION

BAUM & COMPANY, P.A.
1515 UNIVERSITY DRIVE, SUITE 209
CORAL SPRINGS, FLORIDA 33071

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Tidelands Oil & Gas Corporation as of December 31, 2006 and 2005, and the related statements of consolidated stockholders’ equity, operations, and cash flows for the years ended December 31, 2006, 2005 and 2004 (Restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2006, 2005 and 2004 (Restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baum & Company, P.A.
Coral Springs, Florida
April 13, 2007

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
YEARS ENDED

ASSETS
	December 31,
	2006	2005
Current Assets:
Cash	$367,437	$1,113,911
Accounts and Other Receivable	388,754	468,458
Inventory	84,030	142,204
Prepaid Expenses	148,551	183,938
Total Current Assets	988,772	1,908,511

Property Plant and Equipment, Net	12,364,359	10,042,088

Other Assets:
Deposits	56,708	14,004
Cash Restricted	52,642	76,803
Deferred Charges	565,221	0
Note Receivable	0	288,506
Goodwill	1,158,937	1,158,937
Total Other Assets	1,833,508	1,538,250

Total Assets	$15,186,639	$13,488,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities - Note Payable	$225,000	$225,000
Accounts Payable and Accrued Expenses	1,624,752	1,225,554
Reserve for Litigation	2,250,000	0

Total Current Liabilities	4,099,752	1,450,554

Long-Term Debt	8,934,294	4,271,768

Total Liabilities	13,034,046	5,722,322

Stockholders’ Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 86,457,922
and 78,495,815 Shares Issued and
Outstanding at 2006 and 2005 Respectively	86,459	78,497
Additional Paid-in Capital	46,703,202	40,818,174
Subscriptions Receivable	(220,000)	(550,000)
Minority Interest	-	-
Accumulated (Deficit)	(44,417,068)	(32,580,144)
Total Stockholders’ Equity	2,152,593	7,766,527
Total Liabilities and Stockholders’ Equity	$15,186,639	$13,488,849

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS
YEARS ENDED

	December 31,
	2006	2005	2004
			(Restated)
Revenues:
Gas Sales and Pipeline Fees	$2,041,705	$1,725,756	$1,800,863
Construction Service	180,893	135,567	82,975
Total Revenues	2,222,598	1,861,323	1,883,838

Expenses:
Cost of Sales	1,173,561	1,003,386	1,508,891
Operating Expenses	420,200	202,766	99,665
Depreciation	466,241	485,481	244,889
Interest	3,405,778	611,363	300,566
Beneficial Conversion Feature Interest	0	(756,329)	3,092,105
Sales, General and Administrative	6,446,652	8,033,249	11,022,019
Impairment Losses - Long-Lived Assets	0	392,000	0
Impairment Losses - Goodwill	0	5,200,000	15,358,000
Reserve for Litigation	2,250,000	0	0

Total Expenses	14,162,432	15,171,916	31,626,135

(Loss) from Operations	(11,939,834)	(13,310,593)	(29,742,297)
Gain on Reduction of Derivative Liability	0	5,168,000	15,390,000
Loss on Asset Sales	(5,907)	(3,167)	0
Other Income/ (Expense)	(6,605)	61,956	0
Interest and Dividend Income	115,421	123,075	50,260
Minority Interest	-	-	-
Litigation Settlement	0	297,825	0

Net (Loss)	$(11,836,925)	$(7,662,904)	$(14,302,037)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.15)	$(0.11)	$(0.27)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	80,475,359	70,049,587	53,214,230

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL AND GAS CORPORATION
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

	Common Shares	Stock Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Stockholders’ Equity
Balance December 1, 2003	44,825,302	$44,826	$11,072,987	$(18,000)	$(10,615,203)	$484,610

Common Stock Issued for Cash	6,725,545	6,725	6,081,592	--	--	6,088,317

Common Stock Issued for Services Regarding $4,083,335 Sale of Stock	300,000	300	449,700	--	--	450,000

Fee for Services Regarding Sale of Common Stock	--	--	(450,000)	--	--	(450,000)

Issuance of Common Stock for Services	6,602,800	6,603	9,321,213	--	--	9,327,816

Issuance of Common Stock for Subscription	2,500,000	2,500	547,500	(550,000)	--	--

Issuance of Common Stock for Conversion of Note Payable and Accrued Interest	75,000	75	113,236	--	--	113,311

Beneficial Conversion Feature - Convertible Debentures	--	--	3,092,105	--	--	3,092,105

Write Off Stock Subscription Receivable	--	--	--	18,000	--	18,000

Issuance of Common Stock to Acquire 50% of Sonterra Energy Corp.	574,712	575	125,862	--	--	126,437

Net Loss	--	--	--	--	(14,302,037)	(14,302,037)

Balance December 31, 2004	61,603,359	$61,604	$30,354,195	$(550,000)	$(24,917,240)	$$4,948,559

Issuance of Common Stock for Services	2,970,000	2,971	4,019,554	--	--	4,022,525

Issuance of Common Stock for Conversion of Convertible Debentures	6,707,456	6,707	4,993,293	--	--	5,000,000

Beneficial Conversion Feature -Convertible Debentures	--	--	(756,328)	--	--	(756,328)

Cancellation of Stock Previously Issued for Services per Litigation Settlement	(285,000)	(285)	(297,540)	--	--	(297,825)

Exercise of Stock Purchase Warrants	7,500,000	7,500	2,505,000	--	--	2,512,500

Net Loss	--	--	--	--	(7,662,904)	(7,662,904)

Balance December 31, 2005	78,495,815	$78,497	$40,818,174	$(550,000)	$(32,580,144)	$7,766,527

Issuance of Common Stock for Services	2,810,000	2,810	2,161,490	--	--	2,164,300

Issuance of Common Stock in Payment of Interest Based Liquidated Damages	2,828,304	2,828	1,694,154	--	--	1,696,982

Issuance of Common Stock for Repayment of Convertible Debentures	1,823,803	1,824	1,584,885	--	--	1,586,709

Issuance of Common Stock for Repayment of Accrued Expense	500,000	500	444,500	--	--	445,000

Collection of Stock Subscriptions	--	--	--	330,000	--	330,000

Rounding	--	--	(1)	--	1	--

Net Loss	--	--	--	--	(11,836,925)	(11,836,925)
Balance December 31, 2006	86,457,922	$86,459	$46,703,202	$(220,000)	$(44,417,068)	$2,152,593

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED

	December 31,
	2006	2005	2004
			(Restated)
Cash Flows Provided (Required)
By Operating Activities:
Net (Loss)	$(11,836,925)	$(7,662,904)	$(14,302,037)
Adjustments to Reconcile Net (Loss)
To Net Cash Provided (Required) By
Operating Activities:

Depreciation	466,241	485,481	244,889
Goodwill	0	0	(5,200,000)
Impairment Losses	0	5,592,000	15,358,000
Change in Derivative Instrument	0	(5,168,000)	(10,222,000)
Loss on Disposal of Equipment	4,500	3,167	0
Issuance of Common Stock:
For Services Provided	2,164,300	4,022,525	9,327,816
For Payment of Interest	1,696,982	0	0
Beneficial Conversion Feature - Interest	0	(756,329)	3,092,105
Return of Issued Stock
Litigation Settlement	0	(297,825)	0
Changes In:
Accounts Receivable	79,704	47,929	(516,159)
Inventory	58,174	(59,681)	(82,523)
Prepaid Expenses	35,387	303,550	(465,279)
Restricted Cash	24,161	0	0
Deposits	(565,221)	(61,699)	(25,308)
Deferred Charges	(42,704)	116,250	(116,250)
Accounts Payable and Accrued Expenses	844,198	651,330	(201,370)
Reserve for Litigation	2,250,000	0	0

Net Cash (Required)
By Operating Activities	(4,821,203)	(2,784,206)	(3,108,116)

Cash Flows Provided (Required)
By Investing Activities:
(Increase) In Investments	0	0	(901,871)
Acquisitions of Property, Plant & Equipment	(2,814,512)	(1,837,222)	(8,727,010)
Disposals of Equipment	21,500	800	0

Net Cash (Required)
By Investing Activities	(2,793,012)	(1,836,422)	(9,628,881)

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
(CONTINUED)
YEARS ENDED

December 31,
2006	2005	2004
(Restated)
Cash Flows Provided (Required)
By Financing Activities:
Proceeds from Issuance of Common Stock	0	0	6,088,317
Proceeds from Long-Term Loans	288,235	277,385	6,731,883
Proceeds from Issuance of
Convertible Debentures	6,569,750	0	5,000,000
Repayment of Convertible Debentures	(608,750)	0	0
Repayment of Short-Term Loans	0	0	(250,000)
Proceeds from Stock Subscriptions Receivable	330,000	0	18,000
Repayment of Loan to Related Party	288,506	(1,900)	(286,606)

Net Cash Provided
By Financing Activities	6,867,741	275,485	17,301,594

Net Increase (Decrease) in Cash	(746,474)	(4,345,143)	4,564,597
Cash at Beginning of Period	1,113,911	5,459,054	894,457
Cash at End of Period	$367,437	$1,113,911	$5,459,054

Supplemental Disclosures of
Cash Flow Information:
Cash Payments for Interest	$1,409,645	$356,504	$38,320

Cash Payments for Income Taxes	$0	$0	$0

Non-Cash Financing Activities:
Return of Issued Stock For
Beneficial Conversion Feature - Interest	$0	$(756,329)	$3,092,105
Litigation Settlements	0	(297,825)	0
Increase of Stock Subscription Receivable	-	-	550,000
Issuance of Common Stock:
Operating Activities	3,861,282	4,022,525	9,327,816
Repayment of Notes	0	2,512,500	75,000
Conversion of Debentures	1,586,709	5,000,000	0
Payment of Accounts Payable	445,000	0	38,311
Acquisition Cost	0	0	126,437
Total Non-Cash Financing Activities	$5,892,991	$10,480,871	$13,209,669

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization

Tidelands Oil and Gas Corporation (the Company and formerly C2 Technologies, Inc.), was incorporated in the state of Nevada on February 25, 1997. On December 1, 2000, the Company completed its acquisition of Rio Bravo Energy, LLC, and their related entities thereby making Rio Bravo Energy, LLC, a wholly-owned subsidiary of the Company. Rio Bravo Energy, LLC, and its wholly-owned subsidiary, Sonora Pipeline, LLC, no longer operate their gas processing plant and pipeline system.

During 2004, the Company acquired all of the stock of Sonterra Energy Corporation (“Sonterra”) and through this wholly-owned subsidiary, the Company purchased all of the assets of a propane gas distribution organization serving residential customers in the Austin, Texas area.

The Company also, during 2004, increased its ownership interest from 25% to 98% in Reef Ventures, LP, and their wholly-owned subsidiaries (Reef International, LLC and Reef Marketing, LLC) that operate a natural gas pipeline between Eagle Pass, Texas and Piedras Negras, Mexico.

During 2004, the Company formed Terranova Energia S. De R.L. De C.V. (“Terranova”), a Mexican subsidiary wholly-owned by certain of the Company’s other wholly-owned subsidiaries. Terranova is engaged in the development of natural gas storage facilities in Mexico and other natural gas pipelines between the United States and Mexico.

On March 27, 2006, the Company organized Esperanza Energy, LLC, a wholly-owned subsidiary, for the purpose of developing and operating an offshore California natural gas (LNG) receiving terminal.

On July 9, 2006, the Company acquired a 50% interest in a 26-mile natural gas pipeline located in South Texas along with a 50% working interest in two leases with five re-completed natural gas wells on 1,000 acres which can be serviced by the pipeline described above. The Company utilized Tidelands Exploration & Production Corporation, a wholly-owned subsidiary, to acquire the pipeline and gas well assets.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported consolidated assets and consolidated liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The requirements of SFAS No. 144 and the evaluation by the Company’s management did not determine any material adverse effects to the consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the establishment of a deferred tax asset or liability for the recognition of future deductions of taxable amounts and operating loss carry forwards, deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

Net (Loss) Per Common Share

The Company accounts for net (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic (loss) per share is based upon the net (loss) applicable to the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of businesses acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As the result of an acquisition during the second quarter of 2004, the Company recorded goodwill in the amount of $20,561,800. The Company evaluates the carrying value of goodwill on a quarterly basis. As part of the evaluation, the Company compares the carrying value of the intangible asset with its fair value to determine whether there has been impairment. As a result of management’s impairment review of goodwill during 2005 and 2006, the Company recognized impairment losses of $5,200,000 and $0 in 2005 and 2006 respectively.

Revenue Recognition

The Company’s revenues for 2006 were derived principally (79%) from the sale of propane gas to residential customers, as well as charges generated from transportation fees (13%). The Company’s revenues for 2005 were derived principally (80%) from the sale of propane gas to residential customers, as well as charges generated from transportation fees (13%). During 2004, the Company’s main source of revenue (71%) was derived from the sale of natural gas to commercial accounts, as well as the sale of propane gas to residential customers (21%) and the charging of transportation fees (4%). Additional revenues, 8% and 7% in 2006 and 2005 respectively, were the result of construction services performed in the various subdivisions which were the recipients of the propane gas hook-ups.

Revenues are recognized at the time of monthly billings based on meter readings provided by independent contractors.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards and Recently Issued Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company had decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 On Derivative Instruments And Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity” (“SFAS No. 150”). SFAS No. 150 improves the accounting for certain financial instruments that previously might have been accounted for as equity. SFAS No. 150 required that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted both SFAS No. 149 and SFAS No. 150 in 2003. The adoption of these standards have resulted in beneficial conversion feature charges (credits) of $392,000 and ($0) in 2005 and 2006 respectively.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43” (“SFAS No. 151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact of this standard on its consolidated financial statements and does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards and Recently Issued Accounting Pronouncements (Continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2006, incurred a net loss of $11,836,925, although as of that date, the Company’s total assets exceeded its total liabilities by $2,152,593. In addition, the Company has an accumulated deficit of $44,417,068. These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

The Company’s ability to continue as a going concern will depend on management’s ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

(A)
Goodwill associated with the acquisition of Reef Ventures, LP, (May 2004), and the related derivative liability for warrants issued as part of the purchase price. Management, after their review of EITF 00-19 “Accounting For Derivative Financial Instruments Indexed To, and Potentially Settled In, A Company’s Own Stock”, has concluded that it is necessary to account for goodwill and the related derivative liability associated with the May 2004 acquisition. At December 31, 2004, the net effect of this adjustment results in an increase in goodwill of $5,200,000, an increase in the derivative liability of $5,168,000, a gain on reduction of the derivative liability of $15,390,000 and a goodwill impairment loss of $15,358,000.

(B)
Issuance of convertible debentures with freestanding warrants and embedded beneficial conversion features. Management, after reviewing SFAS No. 133 and EITF 00-19, has determined that the convertible debentures issued in November 2004, contain an embedded beneficial conversion feature. Accordingly, at December 31, 2004, this charge to the statement of operations amounted to $3,092,105.

(C)
Valuation of stock issued for services and financing costs. Management reviewed all stock issued for services and financing costs in 2004, and in accordance with the provisions outlined in EITF 96-18 and SFAS No. 123, management increased the charges associated with these stock issuances by $4,724,750 at December 31, 2004.

All of the transactions referred to above relate to non-cash charges and did not affect the Company’s revenues, cash flows from operations or liquidity.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF RESTATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

	Previously Reported		Restatement Adjustment	Restated Total
Consolidated Balance Sheets:
Total Assets	$17,222,666	(1)	$5,200,000	$22,422,666
Total Liabilities	12,306,107	(2)	5,168,000	17,474,107
Stockholders’ Equity	$4,916,559		$32,000	$4,948,559

Consolidated Results of Operations:
Revenues	$1,883,838		$0	$1,883,838
Expenses	8,451,280	(3,4)	23,174,855	31,626,135
Net (Loss) from Operations	(6,567,442)		(23,174,855)	(29,742,297)

Derivative Gain	0	(5)	15,390,000	15,390,000
Other Income	50,260		0	50,260

Net (Loss)	$(6,517,182)		$(7,784,855)	$(14,302,037)

Net (Loss) per Common Share:
Basic and Diluted	$(0.12)			$(0.27)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	53,214,230			53,214,230

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF RESTATED INTERIM REPORTS - 2005

	March 31, 2005				June 30, 2005			September 30, 2005
	Previously Reported		Restatement Adjustment	Restated Total	Previously Reported	Restatement Adjustment	Restated Total	Previously Reported	Restatement Adjustment	Total
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,623,198			$4,623,198	$3,468,839		$3,468,839	$2,336,430		$2,336,430
Accounts and Loans Receivable	404,488			404,488	309,323		309,323	208,668		208,668
Inventory	60,159			60,159	75,573		75,573	90,332		90,332
Prepaid Expenses	418,362			418,362	302,531		302,531	208,879		208,879

Total Current Assets	5,506,207		-	5,506,207	4,156,266	-	4,156,266	2,844,309	-	2,844,309

Property, Plant and Equipment, Net	9,245,326		-	9,245,326	9,630,591	-	9,630,591	10,097,779	-	10,097,779

Other Assets:
Deposits	6,608			6,608	6,608		6,608	6,708		6,708
Deferred Charges	38,750			38,750	-		-	-		-
Restricted Cash	75,000			75,000	75,846		75,846	101,471		101,471
Note Receivable	287,170			287,170	286,114		286,114	284,944		284,944
Goodwill	1,158,937	(1)	5,200,000	6,358,937	1,158,937	-	1,158,937	1,158,937	-	1,158,937

Total Other Assets	1,566,465		5,200,000	6,766,465	1,527,505	-	1,527,505	1,552,060	-	1,552,060

Total Assets	$16,317,998		$5,200,000	$21,517,998	$15,314,362	$-	$15,314,362	$14,494,148	$-	$14,494,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Maturities of Note Payable	$225,000		$-	$225,000	$112,500	$-	$112,500	$168,750	$-	$168,750
Convertible Debenture Payable	5,000,000			5,000,000	2,480,000		2,480,000	980,000		980,000
Accounts Payable and Accrued Expenses	438,830			438,830	656,302		656,302	642,457		642,457
Derivative Liability	-	(2)	8,062,500	8,062,500	-	-	-	-	-	-

Total Current Liabilities	5,663,830		8,062,500	13,726,330	3,248,802	-	3,248,802	1,791,207	-	1,791,207

Long-Term Debt:

Note Payable, less Current Maturities	6,592,301		-	6,592,301	4,255,990	-	4,255,990	4,252,304	-	4,252,304

Total Liabilities	12,256,131		8,062,500	20,318,631	7,504,792	-	7,504,792	6,043,511	-	6,043,511

Stockholders’ Equity:
Common Stock	62,364			62,364	74,281		74,281	77,157		77,157
Additional Paid-in Capital	22,918,580		13,151,198	36,069,778	28,655,789	9,531,144	38,186,933	30,369,493	9,682,940	40,052,433
Subscriptions Receivable	(550,000)			(550,000)	(550,000)		(550,000)	(550,000)		(550,000)
Minority Interest	-			-	-		-	-		-
Accumulated Deficit	(18,369,077)		(16,013,698)	(34,382,775)	(20,370,500)	(9,531,144)	(29,901,644)	(21,446,013)	(9,682,940)	(31,128,953)

Total Stockholders’ Equity	4,061,867		(2,862,500)	1,199,367	7,809,570	-	7,809,570	8,450,637	-	8,450,637

Total Liabilities and Stockholders’ Equity	$16,317,998		$5,200,000	$21,517,998	$15,314,362	$-	$15,314,362	$14,494,148	$-	$14,494,148

 TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)

	Three Months Ended March 31, 2005				Six Months Ended June 30, 2005				Nine Months Ended September 30, 2005
	Previously Reported		Restatement Adjustment	Restated Total	Previously Reported		Restatement Adjustment	Restated Total	Previously Reported		Restatement Adjustment	Total
Revenues:
Gas Sales and Pipeline Fees	$586,949		$-	$586,949	$849,490		$-	$849,490	$1,097,505		$-	$1,097,505
Construction Services	41,126			41,126	119,121			119,121	119,121			119,121

Total Revenues	628,075		-	628,075	968,611		-	968,611	1,216,626		-	1,216,626

Expenses:
Cost of Sales	284,679			284,679	415,248			415,248	635,113			635,113
Operating Expenses	66,774			66,774	129,137			129,137	210,545			210,545
Depreciation	115,441			115,441	236,395			236,395	360,817			360,817
Interest	209,787			209,787	393,860			393,860	503,950			503,950
Beneficial Conversion Feature Interest	-	(3)	4,736,843	4,736,843	-	(3)	135,789	135,789	-	(3)	(501,659)	(501,659)
Sales, General and Administrative	1,220,911	(4)	597,500	1,818,411	3,098,570	(4)	1,578,500	4,677,070	4,022,271	(4)	2,556,200	6,578,471
Impairment Losses	-			-	-	(1)	5,200,000	5,200,000	-	(1)	5,200,000	5,200,000

Total Expenses	1,897,592		5,334,343	7,231,935	4,273,210		6,914,289	11,187,499	5,732,696		7,254,541	12,987,237

(Loss) from Operations	(1,269,517)		(5,334,343)	(6,603,860)	(3,304,599)		(6,914,289)	(10,218,888)	(4,516,070)		(7,254,541)	(11,770,611)

Derivative Gain/(Loss)	-	(5)	(2,894,500)	(2,894,500)	-	(5)	5,168,000	5,168,000		(5)	5,168,000	5,168,000
Gain (Loss) on Equipment Sale	(3,167)			(3,167)	(3,167)			(3,167)	(3,167)			(3,167)
Interest and Dividend Income	35,992			35,992	69,651			69,651	96,240			96,240
Minority Interest	-			-	-			-	-			-
Litigation Settlement	-		-	-	-			-	109,369		188,456	297,825

Net (Loss)	$(1,236,692)		$(8,228,843)	$(9,465,535)	$(3,238,115)		$(1,746,289)	$(4,984,404)	$(4,313,628)		$(1,898,085)	$(6,211,713)

Net (Loss) Per Common Share, Basic and Diluted:	$(0.02)		$-	$(0.15)	$(0.05)		$-	$(0.07)	$(0.06)		$-	$(0.09)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted:	61,893,359		-	61,893,359	67,941,251		-	67,941,251	69,378,850		-	69,378,850

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 4 - PREPAID EXPENSES

A summary of prepaid expenses at December 31, 2006 and December 31, 2005 is as follows:

	December 31,
	2006	2005
Prepaid Expenses-Other	$19,341	$2,741
Prepaid Insurance	116,122	88,340
Prepaid License Fee	0	84,270
Prepaid Rent	11,508	7,500
Prepaid Interest	1,580	1,087
	$148,551	$183,938

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment at December 31, 2006 and December 31, 2005 is as follows:
	December 31,
	2006	2005	Estimated Economic Life
Pre-Construction Costs:
International Crossings to Mexico	$818,271	$540,880	N/A
Mexican Gas Storage Facility and Related Pipelines	2,359,451	1,926,616	N/A
Domestic LNG System	1,567,642	18,319	N/A
Total	4,745,364	2,485,815
Office Furniture, Equipment and Leasehold Improvements	185,174	174,412	5 Years
Pipeline - Eagle Pass, TX to Piedras Negras, Mexico	6,106,255	6,106,255	20 Years
Tanks & Lines - Propane Distribution System	1,908,247	1,895,494	5 Years
Machinery and Equipment	67,357	66,493	5 Years
Trucks, Autos and Trailers	126,464	136,940	5 Years
Pipeline - South TX Gas Production	490,000	0	15 Years
Well Equipment	2,060	0	5 Years
Leaseholds	10,000	0	N/A
Total	13,640,921	10,865,409
Less: Accumulated Depreciation	1,276,562	823,321
Net Property, Plant and Equipment	$12,364,359	$10,042,088

    Depreciation expense for the years ended December 31, 2006 and December 31, 2005 was $466,241 and $485,581 respectively.

NOTE 6 - RESTRICTED CASH

    Restricted cash consists of certificates of deposit to secure letters of credit issued to the Railroad Commission of Texas.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 7 - LONG-TERM DEBT

A summary of long-term debt at December 31, 2006 and December 31, 2005 is as follows:

	December 31,
	2006	2005
Note Payable, Secured, Interest Bearing at 2% Over Prime Rate, Maturing May 25, 2008	$4,785,003	$4,496,468

Convertible Debentures, Unsecured, Including Prepaid Interest, Maturing January 20, 2008	4,374,291	0
	9,159,294	4,496,468

Less: Current Maturities	225,000	225,000
Total Long-Term Debt	$8,934,294	$4,271,468

NOTE 8 - DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2006, are as follows:

Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$40,112,572
Temporary Differences:
Difference between Book and Tax Assets
Non-deductible Accruals Net of Additional Depreciation	(3,058,609)
Net Operating Loss Carry-Forward after Temporary Differences	$37,053,963
Statutory Tax Rate	34%
Total Deferred Tax Assets	12,598,347
Less: Valuation Allowance for Deferred Tax Assets	12,598,347
Net Deferred Tax Asset / (Liability)	$0

Management believes that the realization of all or a portion of the future tax benefits for net operating loss carry-forwards is “not likely” as indicated in the above table after deducting a 100% valuation allowance. There were no future tax benefits for net operating loss carry-forwards realizable prior to 2006.

At December 31, 2006, the Company had available net operating loss carry-forwards of approximately $37,053,963 for Federal income tax purposes. Utilization by the Company is subject to limitations based upon the Company’s future income. The loss carry-forwards, if not used, will expire as follows: $256,136 in 2017; $122,042 in 2018; $641,595 in 2019; $722,941 in 2020; $2,431,560 in 2021; $3,826,221 in 2022; $1,684,474 in 2023; $11,369,605 in 2024; $7,218,073 in 2025; and $8,778,316 in 2026.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 9 - COMMON STOCK TRANSACTIONS

On January 2, 2006, the Company issued 500,000 shares of its restricted common stock valued at $455,000 pursuant to an employment contract with an officer of the Company for shares accrued at December 31, 2005.

On January 3, 2006, the Company issued 500,000 shares of its common stock valued at $445,000 under the 2004 Stock Grant and Option Plan pursuant to an employment contract with an officer of the Company for 2005.

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

On May 10, 2006, the Company issued 10,000 shares of its restricted common stock valued at $7,900 as a bonus to an officer of a subsidiary of the Company.

On May 10, 2006, the Company issued 60,000 shares of its restricted common stock valued at $47,400 pursuant to an employment contract with an officer of the Company.

On June 7, 2006, the Company issued 500,000 shares of its restricted common stock valued at $542,500 pursuant to an employment contract with an officer of the Company.

On June 26, 2006, the Company issued 20,000 shares of its restricted common stock valued at $16,000 as a bonus to an employee of the Company.

On June 26, 2006, the Company issued 20,000 shares of its restricted common stock valued at $16,000 as a bonus to an employee of the Company.

On August 6, 2006, the Company issued 100,000 shares of its common stock valued at $63,500 as a bonus to an employee of the Company.

On September 18, 2006, the Company issued 349,856 shares of its common stock to a holder of its Convertible Debentures for conversion of $304,375.

On September 25, 2006, the Company issued 93,295 shares of its common stock to a holder of its Convertible Debentures for conversion of $81,167.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 9 - COMMON STOCK TRANSACTIONS (CONTINUED)

On September 25, 2006, the Company issued 150,000 shares of its restricted common stock valued at $87,000 to each of three Directors for a total of 450,000 common shares valued at $261,000 as Directors Fees.

On September 25, 2006, the Company issued 150,000 shares of its common stock valued at $87,000 to a fourth Director as a Director Fee.

On September 28, 2006, the Company issued 2,828,304 shares of its restricted common stock valued at $1,696,982 to five investors in order to cure all existing events of default in accordance with the terms of a Waiver and Amendment Agreement relating to the Convertible Debentures they previously acquired (See NOTE 16 - Debt Financing).

On October 10, 2006, the Company issued 93,295 shares of its common stock to a holder of its Convertible Debentures for conversion of $81,167.

On October 11, 2006, the Company issued 500,000 shares of its common stock valued at $237,500 pursuant to an employment contract with an officer of the Company.

On October 20, 2006, the Company issued 287,357 shares of its common stock to a holder of its Convertible Debentures for conversion of $250,000.

On November 27, 2006, the Company issued 1,000,000 shares of its common stock to a holder of its Convertible Debentures for conversion of $870,000.

On November 27, 2006, the Company issued 40,000 shares of its restricted common stock valued at $16,000 pursuant to an employment contract with an officer of the Company.

NOTE 10 - STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the year ending December 31, 2006, 2005 and 2004 (Restated):

2004	Stock Options	Stock Warrants	Shares Reserved for Convertible Debentures	Weighted Average Exercise Price
Outstanding - December 31, 2003	2,500,000	8,516,807	0	$0.31
Granted / Issued	250,000	10,562,141	11,111,111	0.69
Exercised	(2,500,000)	(1,500,000)	0	0.14
Outstanding - December 31, 2004	250,000	17,578,948	11,111,111	$0.50

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 10 - STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

2005	Stock Options	Stock Warrants	Shares Reserved for Convertible Debentures	Weighted Average Exercise Price
Granted / Issued	0	0	0	$-
Exercised / Converted	0	(8,500,000)	(6,687,456)	0.49
Expired	0	0	0	-
Cancelled	0	(50,000)	(4,423,655)	0.00
Outstanding - December 31, 2005	250,000	9,028,948	0	$1.01

2006
Granted / Issued	0	10,109,103	7,551,432	$1.05
Exercised / Converted	0	0	(1,823,803)	0.87
Expired	0	(1,000,000)	0	0.50
Cancelled	0	0	(699,713)	0.00
Outstanding - December 31, 2006	250,000	18,138,051	5,027,916	$$1.07

The 2004 Non-Qualified Stock Grant and Option Plan has 3,351,122 shares remaining available for future issuance.

On November 18, 2004, the Company entered into a Securities Purchase Agreement with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, LP, (collectively, “the Funds”) and M.A.G. Capital, LLC (“M.A.G.”) (formerly Mercator Advisory Group, LLC). In exchange for $5,000,000 the Company issued to the Funds, 7% convertible debentures with a maturity date of May 18, 2006. As of November 2, 2005, the $5,000,000 of convertible debentures was converted for 6,687,456 shares of the Company’s common stock.

In connection with this financing, the Company issued 6,578,948 common stock warrants which expire November 18, 2007. The warrants are exercisable at prices ranging from $0.80 to $0.87. The Company granted the Funds and M.A.G. registration rights on both groups of securities; such registration was declared effective May 27, 2005. As of December 31, 2006, no warrants were exercised.

On January 20, 2006, Tidelands entered into Securities Purchase Agreements with the following accredited investors: Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd. (collectively, “Purchasers”). In exchange for $6,569,750, net of $1,173,651 prepaid interest, the Company issued to the investors $6,569,750 of convertible debentures with a maturity date of January 20, 2008, at a conversion price of $0.87 per share.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 10 - STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

In connection with this financing, the Company issued 2,491,975 common stock warrants exercisable at $0.935 with an expiration date of January 20, 2009, and 7,551,432 common stock warrants exercisable at $1.275 with an expiration date of February 19, 2007. The Company granted the investors registration rights on both groups of securities; such registration was declared effective on September 15, 2006.

Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), as of January 1, 2006. SFAS No. 123R requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as an expense in the Company’s consolidated statement of operations over the periods during which the employee or director is required to perform service in exchange for the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25.

NOTE 11 - COMMITMENT FOR SUITE LICENSE AGREEMENT

On June 4, 2004, the Company entered into a Suite License Agreement with the San Antonio Spurs, LCC commencing July 1, 2004 for a period of five years. The annual license fee for the first year is $159,000 and is subject to a 6% per annum price escalation thereafter. The annual fee is payable in installments as indicated in the agreement.

The Company’s former President assumed all the Company’s remaining obligations under the Suite License Agreement pursuant to the terms of Agreement effective December 8, 2006. The Suite License Agreement was assigned to the former President although the Company remains liable if the obligations are not met in whole, or in part.

NOTE 12 - RELATED PARTY TRANSACTION

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 12 - RELATED PARTY TRANSACTION (CONTINUED)

The balance as of December 31, 2006, of $287,435 including interest, was paid in full at that time by the former President as part of the aforementioned Agreement (See Note 11 above).

NOTE 13 - LEASES

The Company entered into an operating lease on August 1, 2003 for the rental of its executive offices at a monthly rent of $3,400, which expires December 31, 2007.

The Company’s wholly-owned subsidiary, Sonterra Energy Corporation (“Sonterra”) entered into an operating lease agreement for its executive offices in an adjacent building at a monthly rental of $3,300 for a term ending December 31, 2007.

Sonterra entered into a 5-year operating lease on May 17, 2006, at a monthly rent of $675 for its field office.

Sonterra also entered into an operating lease for a propane tanks site with a $5,000 annual rent expiring when propane service terminates. In addition, Sonterra has entered into 12 tank-site rental agreements with a total annual rent of $93 as long as propane service is provided to each respective subdivision.

Sonterra previously had entered into an operating lease beginning October 1, 2004 for a propane tank site at an annual rent of $10,000 expiring September 30, 2019.

Reef Ventures, LP, and its subsidiary, Reef International, LLC, previously had entered into a lease agreement for a meter site at an annual rental of $200 as long as their pipeline is operational.

Future commitments under the operating leases are as follows:

Year Ending	Total
2007	$103,793
2008	23,393
2009 - 2011	65,117
Total Minimum Lease Payments	$192,303

Rent expense for the years ended December 31, 2006, 2005 and 2004 (Restated) was $105,892, $82,300 and $43,300, respectively.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to the laws and regulations relating to the protection of the environment. The Company’s policy is to accrue environmental and related cleanup costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Although it is not possible to quantify with any degree of certainty the financial impact of the Company’s continuing compliance efforts, management believes any future remediation or other compliance related costs will not have a material adverse effect on the consolidated financial condition or reported results of consolidated operations of the Company.

NOTE 15 - LITIGATION

Matter No. 1:
On January 6, 2003, we were served as a third party defendant in a lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. The lawsuit was initiated by Northern Natural Gas (“Northern”) when it sued Betty Lou Sheerin (“Sheerin”) for her failure to make payments on a note she executed payable to Northern in the original principal amount of $1,950,000. Northern's suit was filed on November 13, 2002. Sheerin answered Northern's lawsuit on January 6, 2003. Sheerin's answer generally denied Northern's claims and raised the affirmative defenses of fraudulent inducement by Northern, estoppel, waiver and the further claim that the note does not comport with the legal requirements of a negotiable instrument. Sheerin seeks a judicial ruling that Northern be denied any recovery on the note. Sheerin's answer included a counterclaim against Northern, ZG Gathering, and Ken Lay generally alleging, among other things, that Northern, ZG Gathering, Ltd. and Ken Lay, fraudulently induced her execution of the note. Northern has filed a general denial of Sheerin's counterclaims. Sheerin's answer included a third party cross claim against Tidelands Oil and Gas Corporation (“Tidelands”). She alleges that Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG Gathering Ltd. and that, as a part of the agreement, Tidelands agreed to satisfy all of the obligations due and owing to Northern, thereby relieving Sheerin of all obligations she had to Northern on the $1,950,000 promissory note in question. Tidelands and Sheerin agreed to delay the Tidelands' answer date in order to allow time for mediation of the case. Tidelands participated in mediation on March 11, 2003. The case was not settled at that time. Tidelands answered the Sheerin suit on March 26, 2003. Tidelands' answer denies all of Sheerin's allegations.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 15 - LITIGATION (CONTINUED)

Matter No. 1: (Continued)
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

On September 15, 2004 and again on October 15, 2004 respectively, Sheerin amended her pleadings to include a third and fourth amended third party cross action against Tidelands adding a claim for the $300,000 promissory note. In these amended pleadings, Sheerin also deleted her claims against Carl Hessel and Ahmed Karim (“Company Directors”). After adding the claim on the $300,000 promissory note to the third party claims of Sheerin against Tidelands in Cause No. 2002-C1-16421, Sheerin dismissed Cause Number 2002-C1-16421.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 15 - LITIGATION (CONTINUED)

Matter No. 1: (Continued)
On August 5, 2005, Northern filed its Fourth Amended Original Petition which, for the first time, named Tidelands as a defendant to Northern. Northern seeks to impose liability on Tidelands for $1,950.000 promissory note signed by McDay Energy Partners, Ltd. (the predecessor to ZG Gathering, Ltd.) and Sheerin and the $1,700,000 promissory note signed by McDay only. Northern contends that Tidelands is alternatively liable to Northern for payment of both such promissory notes totaling $3,709,914 plus interest because Northern is a third party beneficiary under a December 3, 2001 purchase and sale agreement between ZG Gathering, Ltd., and Tidelands claiming that in such agreement Tidelands agreed to assume and satisfy all indebtedness due and owing Northern by Sheerin and ZG Gathering, Ltd. Northern also claims that it is entitled to foreclosure of a lien on the gas gathering system and pipeline that was the subject of the promissory notes in question. Tidelands won a summary judgment motion it filed against Northern and the court has now dismissed Northern's claims against Tidelands.

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

On March 6, 2006, the Court granted Tidelands’ motion for summary judgment against NNG and dismissed NNG’s suit against Tidelands. On March 16, 2006, the Court denied Tidelands’ motion for summary judgment against Sheerin on Tidelands’ affirmative defense of mutual mistake. On July 19, 2006, the Court denied ZG’s motion for summary judgment to strike Tidelands’ affirmative defense of mutual mistake.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 15 - LITIGATION (CONTINUED)

Matter No. 1: (Continued)
Trial is scheduled to begin on May 7, 2007, unless the parties reach a settlement before that date. The parties are currently in advanced settlement negotiations and the Company is hopeful that an agreement will be concluded in the near future. Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

Matter No. 2:
Cause No. GN 500948, Goodson Builders, Ltd., Plaintiff, vs. Jim Blackwell, BNC Engineering, Et. Al, Defendants, was filed April 7, 2005, in the 345th District Court of Travis County, Texas. This case involves a claim that Defendant Toll Brothers Property, LP (“Toll Brothers”) sold Plaintiff Goodson Builder, Ltd. (“Plaintiff” or “Goodson”) property without disclosing a propane easement. Plaintiff sued Sonterra Energy Corp. (“Sonterra”) for trespassing through the use of the easement. Goodson’s primary claim is against the seller for fraud and non-disclosure. Toll Brothers has responded with a claim for sanctions because the claim is frivolous. Toll Brothers offers a witness who is Plaintiff’s former employee and took pictures of the propane tank prior to the Plaintiff’s purchase. Goodson seeks damages in the hundreds of thousands of dollars. Insurance would not cover these damages.

The case is pending summary judgment. The Company is contesting the case vigorously; however, the Company is willing to settle if the Plaintiff is willing to drop the claim.

Matter No. 3:
Cause No. GM 501625, Senna Hills, Ltd., Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 53rd Judicial District of Travis County, Texas and Cause No. GN 501626, HBH Development Co., LLC, Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 98th Judicial District Court of Travis County, Texas. The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement. In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s failure, as an assignee of the agreement, to pay easement use fees to the plaintiff. Sonterra obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the failure to pay easement use fees. The cases were not, however, fully dismissed because the plaintiffs added new causes of action for failure to pay easement use fees, claims for unpaid developer bonus, reformation of the agreements to require payment of easement use fees and alleged failure of assignment. These separate lawsuits have since been consolidated into one suit for purposes of pretrial and trial. The May 2007 trial date has been continued and will likely be reset in September 2007.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 15 - LITIGATION (CONTINUED)
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” management has reached the conclusion that there is a remote possibility that the claims enumerated in Matters No. 2 and 3 above would be upheld at trial and has also determined that the amount of the claims cannot be reasonably estimated. Accordingly, the Company’s financial statements reflect no accrual of a loss contingency with respect to these legal matters.

NOTE 16 - DEBT FINANCING

On January 20, 2006, the Company completed a private placement of $6,569,750 of convertible debt with six institutional investors. The net proceeds realized by the Company were $4,949,291 after deduction of legal costs, commissions and interest discount. The Company issued original issue discount debentures with a maturity date of January 20, 2008, and a conversion feature which permitted the holders to convert into common stock of the Company at a price of $0.87 per share. The investors also received three year “Series A Common Stock Warrants” to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additionally, the Company issued to the investors “Series B Common Stock Warrants” which provided for a thirteen month exercise period, at a conversion price of $1.275 per share, and an aggregate purchase total of 7,551,432 shares of common stock of the Company.

In accordance with this private placement, the Company entered into a “Registration Rights Agreement” with the investors, whereby, among other terms and conditions, the Company must comply with various effective dates and periods or, if in default of said dates and/or periods, be subject to liquidated damages as outlined in the master agreement. Between June 2006 and September 22, 2006, the investors billed and were paid $478,155 of liquidated damages including $182,625 paid to RHP Master Fund, Ltd., as described below for not meeting the required effective date.

On September 20, 2006, RHP Master Fund, Ltd. (“RHP”) gave the Company its notice of default for failure to timely pay liquidated damages associated with the Company’s failure to timely register the underlying debenture shares and warrants with the Securities and Exchange Commission. RHP accelerated payment of the RHP Debenture at the Mandatory Default Amount. The Mandatory Default Amount was 130% of the aggregate principal amount of the Debenture. On September 22, 2006, the Company paid RHP the sum of $791,375 including an $182,625 Default Amount, thereby discharging the RHP debenture obligation.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 16 - DEBT FINANCING (CONTINUED)

On September 26, 2006, Palisades Master Fund, LP (“Palisades”) gave the Company its notice of election accelerating payment of the Palisades Debenture at the Mandatory Default Amount asserting a cross default event triggered by the RHP Notice of Default Event received by the Company on September 20, 2006, as disclosed in the Current Report filed on Form 8-K on September 25, 2006. Palisades demanded immediate payment of its Debentures at the Mandatory Default Amount of $5,597,687.

On September 28, 2006, Company entered into a Waiver and Amendment Agreement (“Agreement”) with Palisades and all of the remaining Holders, which include Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP and Nite Capital, LP.

In consideration of that Agreement, all existing events of default known to the Holders were waived in consideration of the issuance of 2,828,304 common shares valued at $1,696,982. The Company issued the shares as follows: Palisades - 2,000,000 shares, Crescent International, Ltd. - 304,375 shares, Double U Master Fund, LP - 152,179 shares, JGB Capital, LP - 250,000 shares, and Nite Capital, LP - 121,750 shares (See NOTE 9 - Common Stock Transactions).

NOTE 17 - SEGMENT REPORTING

The following table is a summary of the results of operations and other financial information by major segment:

2006	Propane Sales and Related Services	Pipeline Transportation Fees	All Other and Corporate	Total

Revenue	$1,921,763	$285,098	$15,737	$2,222,598
Depreciation	$126,844	$305,313	$34,084	$466,241
Interest	$1,629	$-	$3,404,149	$3,405,778
Operating (Loss)	$(263,535)	$(93,524)	$(11,582,775)	$(11,939,834)
Total Assets	$5,284,938	$5,702,978	$4,198,723	$15,186,639

2005	Propane Sales and Related Services	Pipeline Transportation Fees	All Other and Corporate	Total

Revenue	$1,630,246	$231,077	$-	$1,861,323
Depreciation	$116,853	$305,313	$63,315	$485,481
Interest	$2,514	$-	$608,849	$611,363
Operating (Loss)	$(380,900)	$(164,523)	$(12,765,170)	$(13,310,593)
Total Assets	$2,997,001	$5,621,536	$4,870,312	$13,488,849

2004	Propane Sales and Related Services	Natural Gas Sales and Pipeline Transportation Fees	All Other and Corporate	Total

Revenue	$438,611	$1,400,227	$-	$1,838,838
Depreciation	$20,158	$178,099	$46,632	$244,889
Interest	$300	$-	$300,266	$300,566
Operating Income (Loss)	$98,229	$(141,502)	$(29,699,024)	$(29,742,297)
Total Assets	$2,775,281	$5,881,774	$13,765,611	$22,422,666

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present our selected consolidated financial information as of the end of the periods indicated. The information below is from unaudited consolidated financial statements.

Year Ended December 31, 2006	March 31	June 30	September 30	December 31
Revenues	$802	$407	$369	$645
Cost of Goods Sold	377	206	177	414
Gross Margin	425	201	192	231
Operating Expenses	2,155	2,190	4,017	4,627
Other Income (Expense), Net	34	28	48	(7)
Net earnings (loss)	$(1,696)	$(1,961)	$(3,777)	$(4,403)
Basic (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Diluted (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Year Ended December 31, 2005	March 31	June 30	September 30	December 31
Revenues	$628	$341	$248	$644
Cost of Goods Sold	285	130	220	368
Gross Margin	343	211	28	276
Operating Expenses	6,947	3,825	1,580	1,817
Other Income (Expense), Net	(2,862)	8,096	324	90
Net earnings (loss)	$(9,466)	$4,482	$(1,228)	$(1,451)
Basic income (loss) per share	$(0.15)	$0.08	$(0.02)	$(0.11)
Diluted income (loss) per share	$(0.15)	$0.08	$(0.02)	$(0.11)

Year Ended December 31, 2004	March 31	June 30	September 30	December 31
Revenues	$0	$508	$825	$551
Cost of Goods Sold	0	498	802	209
Gross Margin	0	10	23	342
Operating Expenses	1,538	4,209	3,545	20,825
Other Income (Expense), Net	4	15,397	6	33
Net earnings (loss)	$(1,534)	$11,198	$(3,516)	$(20,450)
Basic income (loss) per share	$(0.03)	$0.18	$(0.02)	$(0.34)
Diluted income (loss) per share	$(0.03)	$0.18	$(0.02)	$(0.34)

NOTE 19 - SUBSEQUENT EVENTS

The Company issued 2,298,848 shares of common stock to a holder of its convertible debentures for conversion of $2,000,000 at $0.87/share, thereby reducing its long-term debt by that amount.