Form 10-Q
period 2007-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2007-05-18
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
of 1934

For the quarterly period ending March 31, 2007

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange
Act of 1934

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

Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2007, there were 102,633,706 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

INDEX

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash	$302,202	$367,437
Accounts and Other Receivable	284,951	388,754
Inventory	119,478	84,030
Prepaid Expenses	95,634	148,551
Total Current Assets	802,265	988,772

Property Plant and Equipment, Net	13,147,781	12,364,359

Other Assets:
Deposits	56,858	56,708
Cash Restricted	53,250	52,642
Deferred Charges	256,392	565,221
Goodwill	1,158,937	1,158,937
Total Other Assets	1,525,437	1,833,508

Total Assets	$15,475,483	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities - Note Payable	$2,599,291	$225,000
Accounts Payable and Accrued Expenses	1,988,261	1,624,752
Customer Deposits	8,100	0
Reserve for Litigation	2,250,000	2,250,000
Total Current Liabilities	6,845,652	4,099,752

Due to Related Party	100,000	0

Long-Term Debt	4,586,315	8,934,294

Total Liabilities	11,531,967	13,034,046

Stockholders' Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 98,688,909
and 86,457,922 Shares Issued and Outstanding at
March 31, 2007 and December 31, 2006 Respectively	98,690	86,459
Additional Paid-in Capital	50,823,250	46,703,202
Subscriptions Receivable	(110,000)	(220,000)
Minority Interest	-	-
Accumulated (Deficit)	(46,868,424)	(44,417,068)
Total Stockholders' Equity	3,943,516	2,152,593

Total Liabilities and Stockholders' Equity	$15,475,483	$15,186,639

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Gas Sales and Pipeline Fees	$1,001,882	$672,506
Construction Services	102,089	129,388
Total Revenues	1,103,971	801,894
Expenses:
Cost of Sales	567,721	376,866
Operating Expenses	83,371	84,531
Depreciation	122,609	115,764
Interest	346,104	111,059
Stock-Based Compensation - Related Parties	1,100,000	445,000
Sales, General and Administrative	1,336,147	1,397,942
Total Expenses	3,555,952	2,531,162

(Loss) From Operations	(2,451,981)	(1,729,268)

Interest and Dividend Income	625	33,620

Net (Loss)	$(2,451,356)	$(1,695,648)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	92,573,416	79,712,485

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows Provided (Required) By
Operating Activities:
Net (Loss)	$(2,451,356)	$(1,695,648)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided (Required) By
Operating Activities:
Depreciation	122,609	115,764
Change in Derivative Liability	0	0
Issuance of Common Stock:
For Services Provided - Related Parties	1,100,000	445,000
For Services Provided - Other	599,033	424,500
Changes in:
Accounts Receivable	103,803	128,825
Inventory	(35,448)	25,599
Prepaid Expenses	52,917	31,132
Deferred Charges	308,829	(1,625,458)
Deposits	(150)	(50,000)
Restricted Cash	(608)	(561)
Accounts Payable and Accrued Expenses	706,753	24,626
Customer Deposits	8,100	0

Net Cash Provided (Required) By Operating Activities	514,482	(2,176,221)

Cash Flows Provided (Required)
By Investing Activities:
Acquisitions of Property, Plant and Equipment	(906,031)	(637,301)
Net Cash (Required) By Investing Activities	(906,031)	(637,301)

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(CONTINUED)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows Provided
by Financing Activities:
Proceeds from Stock Subscriptions Receivable	0	110,000
Proceeds from Exercise of Stock Option	200,000	0
Proceeds from Long-Term Loans	26,314	6,644,502
Loan from Related Party	100,000	(3,606)
Repayment of Loan by Related Party	0	0

Net Cash Provided by Financing Activities	326,314	6,750,896

Net Increase (Decrease) in Cash	(65,235)	3,937,374

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$302,202	$5,051,285

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$75,043	$84,657

Cash Payments for Income Taxes	$0	$0

Non-Cash Investing and Financing Activities:
Issuance of Common Stock:
Payments of Accrued Expenses & Accounts Payable	$343,244	$445,000
Conversion of Debentures	2,000,000	0
Cancellation of Common Stock:
In Payment of Stock Subscription	(110,000)	0

Total Non-Cash Investing and Financing Activities	$2,233,244	$445,000

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2007, and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The financial information as of December 31, 2006, is derived from the registrant’s Form 10-K for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the registrant’s Form 10-K for the year ended December 31, 2006.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Sonterra Energy Corporation, Arrecefe Management, LLC, Marea Associates, LP, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., Esperanza Energy, LLC, and Tidelands Exploration & Production Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations. Over 2006, the Company’s growth had been funded through issuance of convertible debentures. As of March 31, 2007, the Company had approximately $302,202 of unrestricted cash. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years. The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and the possible sale of certain operating assets along with a continued reduction of operating expenses. There can be no assurance as to the availability or terms upon which such financing and capital might be available or that asset sales will be possible at suitable pricing.

The Company’s ability to continue as a going concern will depend on management’s ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing or financial partners. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DEBT FINANCING

On January 20, 2006, the Company completed a private placement of $6,569,750 of convertible debt with six institutional investors. The net proceeds realized by the Company were $4,949,291 after deduction of legal costs, commissions and interest discount. The Company issued original issue discount debentures with a maturity date of January 20, 2008, and a conversion feature which permitted the holders to convert into common stock of the Company at a price of $0.87 per share. The investors also received three-year “Series A Common Stock Warrants” to purchase, in the aggregate, 2,491,975 shares of common stock of the Company at a conversion price of $0.935 per share. Additionally, the Company issued to the investors “Series B Common Stock Warrants” which provided for a thirteen-month exercise period, at a conversion price of $1.275 per share, and an aggregate purchase total of 7,551,432 shares of common stock of the Company.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3 - DEBT FINANCING (CONTINUED)

As of March 31, 2007, two of the six institutional investors had converted $3,586,709 of their debentures for 4,122,654 shares of the Company’s common stock at $0.87 per share. In addition, one investor had its $608,750 of debentures redeemed by the Company as a result of a default. After accounting for the above conversions and redemption, $2,374,291 of convertible debentures convertible into 2,729,070 shares of Tidelands’ common stock at $0.87 per share remain outstanding. On February 20, 2007, the “Series B Common Stock Warrants” exercisable at $1.275 per share for an aggregate purchase total of 7,551,432 shares of the Company’s common stock expired.

NOTE 4 - COMMON STOCK TRANSACTIONS

On January 2, 2007, the Company issued 500,000 shares of its common stock valued at $135,000 to the former President in accordance with his Severance Agreement.

On January 11, 2007, the Company issued 589,288 shares of its common stock valued at $162,500 to a law firm for 2007 legal services related to securities law matters.

On January 22, 2007, the current President cancelled 500,000 of his shares of the Company’s restricted common stock valued at $110,000 which was offset against the stock subscription due from him to the Company.

On February 2, 2007 and on four other occasions until March 5, 2007, the Company issued a total of 2,298,848 shares of its common stock to a holder of its Convertible Debentures for conversion of $2,000,000.

On February 6, 2007, the Company issued 120,000 shares of its restricted common stock valued at $27,000 for 2006 investor public relations services.

                  On February 13, 2007, the Company issued 500,000 shares of its common stock valued at $115,000 each to two Directors for a total of 1,000,000 common shares valued at $230,000.

On February 15, 2007, the Company issued 681,818 shares of its common stock valued at $150,000 to a law firm for legal services related to the Northern Natural Gas Company/Betty Lou Sherrin Litigation matter (see NOTE 3 - Litigation).

On February 21, 2007, the Company issued 69,000 shares of its restricted Company stock valued at $14,490 for preparation of a Research Report.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - COMMON STOCK TRANSACTIONS (CONTINUED)

On March 1, 2007, the Company issued 642,858 shares of its common stock valued at $135,000 each to two Directors for a total of 1,285,716 common shares valued at $270,000.

On March 8, 2007, the Company issued 2,133,938 shares of its common stock valued at $426,787 to a law firm for past and future general and coordinating legal services.

On March 12, 2007, the Company issued 952,381 shares to a Director for $200,000 as a result of his exercise of stock options at $0.21 per share.

On March 14, 2007, the Company issued 1,500,000 shares of its common stock valued at $300,000 to each of two Directors for a total of 3,000,000 shares valued at $600,000.

On March 19, 2007, the Company issued 100,000 shares of its restricted common stock valued at $26,500 to an employee of a subsidiary as a stock bonus.

NOTE 5 - RELATED PARTY TRANSACTION

During the quarter, the Company issued 2,642,858 shares of common stock valued at $550,000 to each of its two outside Directors.  In addition to their customary duties as directors, these board members provided regular and ongoing management services to the Company.  This compensation to the two outside Directors represents their compensation for 2007.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 - LITIGATION

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
MARCH 31, 2007

NOTE 6 - LITIGATION (CONTINUED)

Matter No. 1: (Continued)
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
MARCH 31, 2007

NOTE 6 - LITIGATION (CONTINUED)

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

On November 28, 2005, ZG Gathering, Ltd. and ZG Pipeline Management ("ZG") filed its answer to Northern's Fifth Amended Petition, its counter-claim against Northern, and its answer and cross claim against Tidelands. ZG contends that the promissory notes given by ZG and Sheerin to Northern were procured by Northern's fraudulent misrepresentations and it claims unspecified amounts of damages against Northern. ZG's cross action against Tidelands claims Tidelands entered into an agreement to purchase the Zavala Gathering System from ZG and that, as part of that agreement, Tidelands agreed to satisfy the $3,700,914 Northern indebtedness of ZG, and to defend, indemnify, and hold ZG and Sheerin harmless from such indebtedness, to pay off a Sheerin loan of $300,000, and to issue 1 million shares of Tidelands’ stock, of which 500,000 was to be free trading shares. ZG claims that Tidelands breached this agreement by failing to satisfy the Northern indebtedness, failing to defend and indemnify it from such debt, failing to pay off the $300,000 note, failing to issue the free trading shares in Tidelands, and by placing a stop transfer order on the restricted stock that was issued by Tidelands. ZG seeks specific performance of the agreement, recovery of an unspecified amount of damages, and its attorney's fees.

On March 6, 2006, the Court granted Tidelands’ motion for summary judgment against Northern and dismissed Northern’s suit against Tidelands. On March 16, 2006, the Court denied Tidelands’ motion for summary judgment against Sheerin on Tidelands’ affirmative defense of mutual mistake. On July 19, 2006, the Court denied ZG’s motion for summary judgment to strike Tidelands’ affirmative defense of mutual mistake.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 - LITIGATION (CONTINUED)

Matter No. 1: (Continued)
The trial date has been extended to July 9, 2007, by mutual agreements of the litigants unless a settlement is reached before that date. The parties are currently in advanced settlement negotiations and the Company is hopeful that an agreement will be concluded in the near future. Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

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
MARCH 31, 2007

NOTE 6 - LITIGATION (CONTINUED)

Matter No. 3: (Continued)
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

Forward-Looking Statements

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

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, L.P. and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation. Sonterra also designs and constructs residential propane delivery systems for new residential developments in Central Texas. We derive revenue from this activity in two ways, the first being from construction revenue for yard lines and meter sets installed to a homeowner's lot, and the second being the sale of LPG gas to customers in the residential subdivisions. Sonterra Energy Corporation has recently begun performing construction services for third party utility companies in order to more efficiently utilize its existing expertise and assets.

Recent Developments

In the three months ended March 31, 2007, certain significant developments occurred with respect to the businesses operated by the Company.

On January 31, 2007, Sonora Pipeline LLC (“Sonora”) filed an application before the Federal Energy Regulatory Commission for certificate of convenience and necessity to construct and operate the Mission and Progreso International Pipelines including application for two presidential permits for a cross-border connection to the planned Terranova Energia pipelines in Mexico. Sonora continues to respond to FERC inquiries and analysis with respect to these applications and has asked the FERC to grant the authorizations requested in the applications by July 1, 2007. The current catalog of FERC correspondence for Sonora’s activities is located at www.ferc.gov under Docket No. PF07-74 et sequence.

On March 7, 2007, Esperanza Energy LLC (“Esperanza”) announced plans to file applications with state and federal agencies to build a floating liquefied natural gas (LNG) receiving facility 15 miles off the Port of Long Beach, California. The project, named Port Esperanza, will bring natural gas to the Southern California marketplace. Esperanza plans to formally file its application in late 2007. The LNG receiving facility has attracted the commercial interest of several parties who could participate as co-venturers and/or gas purchasers. More information is available at www.esperanza-energy.com.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES: The Company reported revenues of $1,103, 971 for the three months ended March 31, 2007 as compared with revenues of $801,894 for the three months ended March 31, 2006, which is a 37% increase in revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Revenues from Reef Ventures, LP decreased to $41,508 for the three months ended March 31, 2007 compared to $58,589 for the three months ended March 31, 2006. The decrease was due to lower volumes of gas transported in Mexico through the 12 inch natural gas pipeline owned by Reef Ventures, LP. Revenues from Sonterra Energy Corporation increased to $1,045,776 for the three months ended March 31, 2007 compared to $743,305 for the three months ended March 31, 2006. Gas sales at Sonterra increased to $943,687 for the three months ended March 31, 2007 compared to $613,917 for the three months ended March 31, 2006. The increase in gas sales was primarily due to an increase in total customers served by Sonterra Energy Corporation. Construction services revenues at Sonterra decreased to $102,089 for the three months ended March 31, 2007 compared to $129,388 for the three months ended March 31, 2006.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased to $3,555,952 for the three months ended March 31, 2007 compared to $2,531,162 for the three months ended March 31, 2006. The most significant increase occurred in stock based compensation due to issuances of common stock for services of directors.

COST OF SALES: Cost of sales increased to $567,721 for the three months ended March 31, 2007 compared to $376,866 for the three months ended March 31, 2006. The increase was due almost entirely to increased cost and volume of propane sold through our Sonterra Energy Corporation subsidiary.

OPERATING EXPENSES: Operating expenses decreased to $83,371 for the three months ended March 31, 2007 compared to $84,531 for the three months ended March 31, 2006. This decrease was attributable to slightly reduced operating costs from Sonterra Energy Corporation. Depreciation Expense increased to $122,609 for the three months ended March 31, 2007 compared to $115,674 for the three months ended March 31, 2006. The increase in depreciation expense is primarily from the additions of depreciable property in Sonterra Energy Corporation and our Tidelands Exploration & Production Corporation subsidiary.

INTEREST EXPENSE: Interest expense increased to $346,104 for the three months ended March 31, 2007 compared to $111,059 for the three months ended March 31, 2006. The increase resulted primarily from additional interest expense associated with the issuance of convertible debentures in the financing described in Footnote 3 to Condensed Consolidated Financial Statements for the three months ended March 31, 2007.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General and Administrative Costs (including Stock-Based Compensation) increased to $2,436,147 for the three months ended March 31, 2007 compared to $1,842,942 for the three months ended March 31, 2006. Staff and Officer Salaries and Officer Stock Bonuses decreased by $926,332 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was a result of staff reductions undertaken in the fourth quarter of 2006. Director compensation for corporate management and reorganization efforts and legal fees associated primarily with litigation expenses were paid by issuance of common stock in the amount of $1,658,043 for the three months ended March 31, 2007. Of the total Sales, General and Administrative Costs (including stock based compensation of directors) of $2,436,147 for the three months ended March 31, 2007, $1,672,533 of these costs were paid by issuance of common stock and the remaining $763,614 of costs were paid with cash.

INTEREST AND DIVIDEND INCOME: Interest and Dividend income decreased to $625 for the three months ended March 31, 2007 as compared to $33,620 for the three months ended March 31, 2006 due to lower cash balances held in interest bearing accounts during the three months ended March 31, 2007.

NET LOSS: Net loss of ($2,451,356) for the three months ended March 31, 2007 represents an increase in loss of $755,708 as compared to net loss of ($1,695,648) for the three months ended March 31, 2006. This increased loss was primarily due to the increased issuance of common stock by the Company for directors’ services and legal fees.

LIQUIDITY AND CAPITAL RESOURCES: The independent auditors report on our March 31, 2007 financial statements included in this Form 10-Q states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about the our ability to continue as a going concern.

With regard to liquidity and adequacy of capital resources, the Company will need additional equity or debt financing during the second quarter of 2007. Management plans to raise additional capital through debt and common stock offerings and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Additional funding for the permit process for the offshore LNG regas terminal in Southern California will be needed by the third quarter of 2007. Furthermore, the Company will need to raise additional capital to fund ongoing development activities for our Mexican subsidiary, Terranova Energia and also to fund operating overhead at the parent company level and the possible cost of a litigation settlement or adverse verdict if a pending case goes to trial. New issuance of common stock and debt sufficient to retire the outstanding debentures and to provide additional required capital is being actively pursued by the Company. No assurance can be made that such capital can be acquired in a timely fashion or at all. Furthermore, if capital is available through these sources, if may be at terms that are disadvantageous to the Company and its shareholders.

In light of these possible outcomes and the current cash resources available for the sustenance of corporate operations, management has taken action to reduce overhead costs and otherwise conserve cash resources for the Company including the use of stock issuances, when feasible, to pay for services rendered to the Company.

Direct capital expenditures during the three months ended March 31, 2007, totaled $906,031. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, additional machinery and equipment for the operation of the Sonterra Energy Corporation propane systems and an investment in a natural gas pipeline and nearby leases for development. Total debt decreased from $13,034,046 at December 31, 2006, to $11,531,967 at March 31, 2007. The decrease in total debt is due primarily to the conversion of $2,000,000 of convertible debentures from the financing transaction of January 20, 2006 into common stock and was offset by an increase in accounts payable. Net loss for the three months ended March 31, 2007, was ($2,451,356) an increase in net loss of 44.6% from the net loss of ($1,695,648) for the three months ended March 31, 2006. Basic and diluted net loss per common share increased to ($0.03) for the three months ended March 31, 2007, as compared to ($0.02) for the three months ended March 31, 2006. The net loss per share calculation for the three months ended March 31, 2007, included an increase in actual and equivalent shares outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2007, we had cash and cash equivalents aggregated $302,202.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

James B. Smith, our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007 and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part I, Item 3 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on April 17, 2007 (the "Prior 10-K"). Other than as set forth below and in the Prior 10-K, the Company is not a party to any material pending legal proceeding.

Matter No. 1
As described in the Prior 10-K and in Note 6 above to the Company’s condensed consolidated financial statements, the Company is a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421. During the quarter ended March 31, 2007, the trial date has been extended to July 9, 2007, by mutual agreements of the litigants unless a settlement is reached before that date. The parties are currently in advanced settlement negotiations and the Company is hopeful that an agreement will be concluded in the near future. Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

Item 1A. Risk Factors

During the quarter ended March 31, 2007, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following issuances of unregistered securities during the quarter ended March 31, 2007 (not previously reported in a Form 8-K):

On February 6, 2007, the Company issued 120,000 shares of its restricted common stock valued at $27,000 for 2006 investor public relations services.

On February 21, 2007, the Company issued 69,000 shares of its restricted Company stock valued at $14,490 for preparation of a Research Report.

On March 19, 2007, the Company issued 100,000 shares of its restricted common stock valued at $26,500 to an employee of a subsidiary as a stock bonus.

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

The Company did not make any purchases of its common stock during the quarter ended March 31, 2007. However, on January 22, 2007, the current President cancelled 500,000 of his shares of the Company’s restricted common stock valued at $110,000, which was offset by cancellation of the stock subscription due from him to the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description	Location of Exhibit
10.1	Employment Agreement with James B. Smith*	Incorporated by reference to Exhibit 10.1 to 8-K filed April 3, 2007
10.2	2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 16, 2007
10.3	Form of Option Grant under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 16, 2007
10.4	Form of Stock Award Agreement under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 16, 2007
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act.	Included with this filing
32.1	Chief Executive Officer-Section 906 Certification pursuant To Sarbanes-Oxley Act	Furnished herewith
* Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS OIL & GAS CORPORATION

Date: May 18, 2007	By:	/s/ James B. Smith
James B. Smith, President and Chief Executive Officer