Form 10-Q
period 2007-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2007-08-20
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(Mark one)

 ☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending June 30, 2007

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

Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, there were 106,084,806 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash	$85,762	$367,437
Accounts and Other Receivable	163,438	388,754
Inventory	115,782	84,030
Prepaid Expenses	411,571	148,551
Total Current Assets	776,553	988,772

Property Plant and Equipment, Net	10,995,265	12,364,359

Other Assets:
Deposits	187,324	56,708
Cash Restricted	53,703	52,642
Deferred Charges	0	565,221
Goodwill	1,158,937	1,158,937
Total Other Assets	1,399,964	1,833,508

Total Assets	$13,171,782	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities - Note Payable	$7,303,290	$225,000
Accounts Payable and Accrued Expenses	2,381,748	1,624,752
Customer Deposits	9,150	0
Reserve for Litigation	2,250,000	2,250,000
Total Current Liabilities	11,944,188	4,099,752

Long-Term Debt	0	8,934,294

Total Liabilities	11,944,188	13,034,046

Stockholders’ Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 104,908,344
and 86,457,922 Shares Issued and Outstanding at
June 30, 2007 and December 31, 2006 Respectively	104,909	86,459
Additional Paid-in Capital	51,796,193	46,703,202
Subscriptions Receivable	(110,000)	(220,000)
Minority Interest	-	-
Accumulated (Deficit)	(50,563,508)	(44,417,068)
Total Stockholders’ Equity	1,227,594	2,152,593

Total Liabilities and Stockholders’ Equity	$13,171,782	$15,186,639

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Revenues:
Gas Sales and Pipeline Fees	$405,372	$392,108
Construction Services	78,627	15,016
Total Revenues	483,999	407,124
Expenses:
Cost of Sales	206,876	206,413
Operating Expenses	92,732	99,587
Depreciation	123,135	116,038
Impairment Loss	2,605,061	2,395,791
Interest Expense	182,322	373,950
Stock-Based Compensation – Related Parties	134,498	597,500
Sales, General and Administrative	834,858	1,002,303
Total Expenses	4,179,482	2,395,791

(Loss) From Operations	(3,695,483)	(1,988,667)

Other Income (Expense)
(Loss) on Sale of Assets	(6,888)	0
Interest and Dividend Income	7,249	28,118
Miscellaneous	38	0
Total Other Income (Expenses)	399	28,118

Net (Loss)	$(3,695,084)	$(1,960,549)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Number of Common
Shares Outstanding	101,798,627	80,080,815

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Revenues:
Gas Sales and Pipeline Fees	$1,407,254	$1,064,614
Construction Services	180,716	144,404
Total Revenues	1,587,970	1,209,018
Expenses:
Cost of Sales	774,597	583,279
Operating Expenses	176,103	184,118
Depreciation	245,744	231,802
Impairment Loss	2,605,061	0
Interest Expense	528,426	485,009
Stock-Based Compensation – Related Parties	1,234,498	1,187,400
Sales, General and Administrative	2,171,005	2,255,345
Total Expenses	7,735,434	4,926,953

(Loss) From Operations	(6,147,464)	(3,717,935)

Other Income (Expense)
(Loss) on Sale of Assets	(6,888)	0
Interest and Dividend Income	7,874	61,739
Miscellaneous	38	0
Total Other Income (Expenses)	1,024	61,739

Net (Loss)	$(6,146,440)	$(3,656,196)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	95,683,133	79,876,700

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows Provided (Required) By
Operating Activities:
Net (Loss)	$(6,146,440)	$(3,656,196)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided (Required) By
Operating Activities:
Depreciation	245,744	231,802
Impairment Loss	2,605,061	0
Issuance of Common Stock:
For Services Provided – Related Parties	1,234,498	1,187,400
For Services Provided – Other	908,967	311,900
Changes in:
Accounts Receivable	225,316	161,714
Inventory	(31,752)	57,858
Prepaid Expenses	(208,854)	(115,873)
Deferred Charges	565,221	(1,264,245)
Deposits	(50)	(60,000)
Restricted Cash	(1,061)	25,096
Accounts Payable and Accrued Expenses	1,100,240	(89,539)
Customer Deposits	9,150	0

Net Cash Provided (Required) By Operating Activities	506,040	(3,210,083)

Cash Flows Provided (Required)
By Investing Activities:
Proceeds from Sale of Assets	2,200	0
Acquisitions of Property, Plant and Equipment	(1,483,911)	(1,383,436)
Net Cash (Required) By Investing Activities	(1,481,711)	(1,383,436)

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(CONTINUED)

(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows Provided (Required)
by Financing Activities:
Proceeds from Stock Subscriptions Receivable	0	110,000
Proceeds from Exercise of Stock Option	550,000	0
Proceeds from Long-Term Loans	0	6,678,415
Proceeds from Short-Term Loan	143,996	0
Repayment of Loan by Related Party	0	3,219

Net Cash Provided by Financing Activities	693,996	6,791,634

Net Increase (Decrease) in Cash	(281,675)	2,198,115

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$85,762	$3,312,026

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$103,301	$408,657

Cash Payments for Income Taxes	$0	$0

Non-Cash Investing and Financing Activities:
Issuance of Common Stock:
Payments of Accrued Expenses & Accounts Payable	$343,244	$445,000
Conversion of Debentures	2,000,000	0
Legal Fee – Retainer	130,566	0
Prepaid Legal Fees	54,166	0
Cancellation of Common Stock:
In Payment of Stock Subscription	(110,000)	0
Total Non-Cash Investing and Financing Activities	$2,417,976	$445,000

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1–BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2007, and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Please note that the prior year’s presentations for the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statements of Cash Flows were changed to conform to current year’s presentation.  The financial information as of December 31, 2006, is derived from the registrant’s Form 10-K for the year ended December 31, 2006.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonora Pipeline, LLC, Sonterra Energy Corporation, Arrecefe Management, LLC, Marea Associates, LP, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., Esperanza Energy, LLC, and Tidelands Exploration & Production Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 2– GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations.  Over 2006, the Company’s growth had been funded through issuance of convertible debentures.  As of June 30, 2007, the Company had approximately $85,762 of unrestricted cash.  However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.  The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years.  The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and the possible sale of certain operating assets along with a continued reduction of operating expenses.  There can be no assurance as to the availability or terms upon which such financing and capital might be available or that asset sales will be possible at suitable pricing.

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

NOTE 3– IMPAIRMENT CHARGE

The Company incurred a non-cash impairment charge as of June 30, 2007, to reflect the difference between the carrying value and the market value of the affected asset which is its natural gas pipeline between Eagle Pass, Texas and Mexico.  The charge taken was $2,605,061 which reduced the gross value on the Company’s books to $3,501,194 from $6,106,255 before taking accumulated depreciation into account.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 4– PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006	Estimated Economic Life
Pre-Construction Costs:
International Crossings to Mexico	$960,744	$818,271	N/A
Mexican Gas Storage Facility
and Related Pipelines	2,679,894	2,359,451	N/A
Domestic LNG System	2,572,852	1,567,642	N/A
Total	6,213,490	4,745,364
Office Furniture, Equipment and
Leasehold Improvements	182,798	185,174	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	3,501,194	6,106,255	20 Years
Tanks & Lines – Propane Distribution
System	1,913,163	1,908,247	5 Years
Machinery and Equipment	75,185	67,357	5 Years
Trucks, Autos and Trailers	126,464	126,464	5 Years
Pipeline – South TX Gas Production	490,000	490,000	15 Years
Well Equipment	2,371	2,060	5 Years
Leaseholds	11,700	10,000	N/A

Total	12,516,365	13,640,921
Less: Accumulated Depreciation	1,521,100	1,276,562

Net Property, Plant and Equipment	$10,995,265	$12,364,359

Depreciation expense for the six months ended June 30, 2007 and for the year ended December 31, 2006 was $245,744 and $466,241 respectively.

NOTE 5– LONG-TERM DEBT

A summary of long-term debt at June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
	2007	2006
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate, Maturing May 25, 2008	$4,928,999	$4,785,003

Convertible Debentures, Unsecured,
Including Prepaid Interest, Maturing
January 20, 2008	2,374,291	4,374,291
	7,303,290	9,159,294

Less: Current Maturities	7,303,290	225,000

Total Long-Term Debt	$0	$8,934,294

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 6– COMMON STOCK TRANSACTIONS

On April 2, 2007, the Company issued 246,212 shares of its common stock valued at $54,167 to law firm for 2007 legal services related to securities law matters.

On April 4, 2007, the Company issued 125,000 shares of its restricted common stock valued at $25,000 for 2007 investor public relations services.

On April 10, 2007, the Company issued 1,190,476 shares of its common stock to a Director for $250,000 as a result of his exercise of stock options at $0.21 per share.

On April 16, 2007, the Company issued 53,441 shares of its common stock to a Director/Officer valued at $8,551 as compensation for services and related costs.

On April 18, 2007, the Company issued 50,000 shares of its common stock to an officer valued at $8,000 in accordance with his employment contract.

On May 9, 2007, the Company issued 103,478 shares of its common stock to a Director/Officer valued at $10,348 as compensation for services and related costs.

On May 10, 2007, the Company issued 476,190 shares of its common stock to a Director for $100,000 as a result of his exercise of stock options at $0.21 per share.

On May 22, 2007, the Company issued 641,667 shares of its common stock valued at $77,000 to a law firm for future services regarding ongoing litigation.

On May 30, 2007, the Company issued 2,692,308 shares of its common stock valued at $350,000 for future legal services connected with listing its stock on European stock exchanges.

On June 1, 2007, the Company issued 40,663 shares of its common stock to a Director/Officer valued at $6,099 as compensation for services and related costs.

On June 6, 2007, the Company issued a total of 600,000 shares of its restricted common stock valued at $90,000 as stock bonuses to two officers and an employee.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 7– RELATED PARTY TRANSACTION

During the quarter, the Company issued 197,582 shares of common stock valued at $24,998 to one outside Director for Corporate Secretary services and related costs.

NOTE 8– LITIGATION

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
JUNE 30, 2007
(UNAUDITED)

NOTE 8– LITIGATION (CONTINUED)

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

Tidelands won a partial summary judgment against Sheerin as to all of her tort claims pled against Tidelands, save and except only her claim for conversion of 500,000 shares of Tidelands’ stock.

Sheerin seeks damages against Tidelands for indemnity for any sums found to be due from her to Northern, unspecified amounts of actual damages, statutory damages, unspecified amounts of exemplary damages, attorneys fees, costs of suit, and prejudgment and post judgment interest.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8– LITIGATION (CONTINUED)

Matter No. 1: (Continued)
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

The trial date has been extended to January 9, 2008, by mutual agreement of the litigants unless a settlement is reached before that date.  The parties are continuing with settlement negotiations and the Company is hopeful that an agreement will be concluded prior to the end of the year.  Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8– LITIGATION (CONTINUED)

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

The case is pending summary judgment.  The Company is contesting the case vigorously.

Matter No. 3:
Cause No. GM 501625, Senna Hills, Ltd., Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 53rd Judicial District of Travis County, Texas and Cause No. GN 501626, HBH Development Co., LLC, Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 98th Judicial District Court of Travis County, Texas.  The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement.  In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s failure, as an assignee of the agreement, to pay easement use fees to the plaintiff.  Sonterra obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the failure to pay easement use fees.  The cases were not, however, fully dismissed because the plaintiffs added new causes of action for failure to pay easement use fees, claims for unpaid developer bonus, reformation of the agreements to require payment of easement use fees and alleged failure of assignment.  These separate lawsuits have since been consolidated into one suit for purposes of pretrial and trial.  The trial date will likely be reset in September 2007; however, the Company expects to file a motion for summary judgment prior to September 1st.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8– LITIGATION (CONTINUED)

Matter No. 4:
Cause No. 2007-CI-07451, Michael R. Ward vs. Tidelands Oil & Gas Corporation, was filed on May 17, 2007 in the 224th District Court of Bexar County, Texas. This case involves two claims by the Plaintiff, Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation against the Company. The first claim is for a breach of the Letter Agreement dated December 8, 2006 alleging a failure to pay Ward’s salary for the months of March through June 2007 pursuant to the terms of said Letter Agreement. The second claim involves an allegation by Ward that the Company prevented Ward from selling 1,650,000 shares of Company stock during the period of February 20, 2007 through April 4, 2007 and that Ward suffered economic damages as a result of a decline in share price during the relevant time periods. The Company filed a general denial on June 27, 2007. On July 18, 2007, Plaintiff Ward filed a Motion for Partial Summary Judgment with respect to the first claim for breach of the Letter Agreement, a Motion setting the case for trial on the second claim for September 28, 2007, and discovery notices. On August 7, 2007, the Company filed an abatement request requesting Court ordered mediation pursuant to the Letter Agreement of December 8, 2006. The Company expects that its request for mediation will be honored by the Court and that the case will be set for mediation in September 2007.

Matter No. 5:
Cause No. 2007-CI 11661, Bentley Energy Corp. vs. Tidelands Exploration & Production, Inc. (Please note that the suit was filed with incorrect corporate name.  It should be Tidelands Exploration & Production Corp.) was filed on August 7, 2007 in the 407th District Court of Bexar County, Texas. This case involves a claim for breach of the Joint Operating Agreement and Participation Agreement between Tidelands Exploration & Production Corp. (“TEP”) and Bentley Energy Corp. (“BENTLEY”), as Assignee of Regency Energy, Inc. (“REGENCY”). BENTLEY is majority owned by Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation, which is the parent company for TEP. REGENCY is majority owned by Royis Ward, a former director of Tidelands Oil & Gas Corporation and the father of Michael R. Ward. Pursuant to the terms of the Joint Operating Agreement, TEP, as non-operator, granted REGENCY a lien or security interest in all the oil and gas leases and pipelines covered by the Joint Operating Agreement. BENTLEY seeks foreclosure of these interests due to TEP’s failure to pay joint interest billings under the Joint Operating Agreement. TEP has not yet filed an answer to this lawsuit, but expects to reply in the near future.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8– LITIGATION (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” management has reached the conclusion that there is a remote possibility that the claims enumerated in Matters No. 2, 3, 4 and 5 above would be upheld at trial and has also determined that the amount of the claims cannot be reasonably estimated.  Accordingly, the Company’s financial statements reflect no accrual of a loss contingency with respect to these legal matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, LP and the sale of propane gas to residential customers through the assets owned by Sonterra Energy Corporation (“Sonterra”). Sonterra also designs and constructs residential propane delivery systems for new residential developments in Central Texas. We derive revenue from this activity in two ways, the first being from construction revenue for yard lines and meter sets installed to a homeowner's lot, and the second being the sale of LPG gas to customers in the residential subdivisions. Sonterra Energy Corporation has recently begun performing construction services for third-party utility companies in order to more efficiently utilize its existing expertise and assets.

Recent Developments

On July 12, 2007, Sonora Pipeline, LLC (“Sonora”), a wholly-owned subsidiary of the Company, announced that it had received the following authorizations from the Federal Energy Regulatory Commission (“FERC”), with respect to the Mission and Progreso International Pipelines:

A Presidential Permit and authorization to site, construct, operate and maintain two bi-directional border crossing natural gas facilities at the international boundary between the United States and Mexico; and

A Certificate of public convenience and necessity to site, construct, operate and maintain the United States portion of a pipeline system consisting of approximately 29 miles of 30-inch diameter pipeline and appurtenant facilities that will extend into Mexico via two border crossings, all to be located in Hidalgo County, Texas.

These natural gas pipelines in the United States will interconnect with the pipeline system being developed by another wholly-owned subsidiary of the Company, Terranova Energia, S. de R.L. de C.V. (“Terranova”). Terranova previously received approval from the Comision Reguladora de Energia (“CRE”) for the interconnecting pipeline segments in Mexico on May 23, 2006.

The pipeline systems in the United States and Mexico are known as the Burgos Hub Export/Import Project which is being developed to serve the demand for importation of natural gas into Mexico, which is expected to increase dramatically beginning in the year 2010. The pipelines will also be interconnected with a proposed underground natural gas storage facility being developed by Terranova to serve Mexican power generation and industrial customer needs for management of swings in demand and seasonal spread in natural gas prices. Terranova has previously applied for a permit to construct and operate the storage facility with the CRE and is expecting a decision on the application in the third quarter of 2007.  The current catalog of FERC correspondence for Sonora’s activities is located at www.ferc.gov under Docket No. PF07-74 et sequence.

On March 7, 2007, Esperanza Energy, LLC (“Esperanza”) announced plans to file applications with state and federal agencies to build a floating liquefied natural gas (“LNG”) receiving facility 15 miles off the Port of Long Beach, California. The project, named Port Esperanza, will bring natural gas to the Southern California marketplace. Esperanza plans to formally file its application in early 2008. The LNG receiving facility has attracted the commercial interest of several parties who could participate as co-venturers and/or gas purchasers. More information is available at www.esperanza-energy.com.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES: The Company reported revenues of $483,999 for the three months ended June 30, 2007 compared to revenues of $407,124 for the three months ended June 30, 2006 which is an improvement of 18.9 percent for the three months ended June 30, 2007 versus the three months ended June 30, 2006. The revenue increase resulted from increasing volumes and product prices for propane sold by our Sonterra Energy Corporation subsidiary to residential customers.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended June 30, 2007 were $4,179,482 versus $2,395,791 for the three months ended June 30, 2006. The primary reason for the increase in Total Costs and Expenses was the non-cash impairment loss of $2,605,061 incurred during the three months ended June 30, 2007 versus no impairment loss for the three months ended June 30, 2006.

NET INCOME (LOSS): Net Loss for the three months ended June 30, 2007 was ($3,695,084) versus the Net Loss of ($1,960,548) for the three months ended June 30, 2006. The Impairment Loss of ($2,605,061) materially affected the increase in Net Loss but was offset by significant revenue increases and decreases in other costs and expenses for the three months ended June 30, 2007 versus the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES:  The Company reported revenues of $1,587,970 for the six months ended June 30, 2007 as compared with revenues of $1,209,018 for the six months ended June 30, 2006, which is a 31% increase in revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Revenues from Reef Ventures, LP decreased to $78,533 for the six months ended June 30, 2007 compared to $123,076 for the six months ended June 30, 2006. The decrease was due to lower volumes of gas transported in Mexico through the 12-inch natural gas pipeline owned by Reef Ventures, LP. Revenues from Sonterra Energy Corporation increased to $1,472,492 for the six months ended June 30, 2007 compared to $ 1,085,942 for the six months ended June 30, 2006. Gas sales at Sonterra increased to $1,291,776 for the six months ended June 30, 2007 compared to $941,538 for the six months ended June 30, 2006. The increase in gas sales was primarily due to an increase in total customers served by Sonterra Energy Corporation. Construction services revenues at Sonterra increased to $180,716 for the six months ended June 30, 2007 compared to $144,404 for the six months ended June 30, 2006. Revenues from Tidelands Exploration & Production Corporation were $36,945 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006.

TOTAL COSTS AND EXPENSES:  Total costs and expenses increased to $7,735,434 for the six months ended June 30, 2007 compared to $4,926,953 for the six months ended June 30, 2006. The most significant increase in costs occurred from an impairment loss of $2,605,061 incurred with respect to the natural gas pipeline owned by Reef Ventures, LP.

COST OF SALES:  Cost of sales increased to $774,597 for the six months ended June 30, 2007 compared to $583,279 for the six months ended June 30, 2006. The increase was due primarily to increased cost and volume of propane sold through our Sonterra Energy Corporation subsidiary. Cost of sales for Tidelands Exploration & Production Corporation were $13,740 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006.

OPERATING EXPENSES:  Operating expenses decreased to $176,103 for the six months ended June 30, 2007 compared to $184,118 for the six months ended June 30, 2006. This decrease was primarily attributable to reduced operating costs from Sonterra Energy Corporation.

DEPRECIATION EXPENSE: Depreciation Expense increased to $245,744 for the six months ended June 30, 2007 compared to $231,802 for the six months ended June 30, 2006. The increase in depreciation expense is primarily from the additions of depreciable property in the Tidelands Exploration & Production Corporation subsidiary.

INTEREST EXPENSE:  Interest expense increased to $528,426 for the six months ended June 30, 2007 compared to $485,009 for the six months ended June 30, 2006. The increase of $43,417 resulted primarily from additional interest expense associated with the promissory note due to Impact International, LLC and the increased write-off of prepaid interest relating to a 2006 financing transaction.

STOCK-BASED COMPENSATION – RELATED PARTIES: Stock-based compensation to related parties increased to $1,234,498 for the six months ended June 30, 2007 compared to $1,187,400 for the six months ended June 30, 2006. The increase resulted primarily from Directors’ Fees of $1,100,000 less a reduction of stock-based compensation paid to the Chief Executive Officer.

STOCK-BASED COMPENSATION – OTHER: Stock-based compensation for services provided by others increased to $908,967 for the six months ended June 30, 2007 compared to $311,900 for the six months ended June 30, 2006. The increase of $597,067 was primarily due to legal fees paid by issuance of common stock.

SALES, GENERAL AND ADMINISTRATIVE:  Sales, General and Administrative Costs decreased to $2,171,005 for the six months ended June 30, 2007 compared to $2,255,345 for the six months ended June 30, 2006. This decrease resulted from cumulative cost reductions across many categories of Sales, General and Administrative expenses and was offset by an increase in legal fees and costs for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.. Of the total Sales, General and Administrative Costs of $2,171,005 for the six months ended June 30, 2007, $908,917 of these costs were paid by issuance of common stock and the remaining $1,262,080 of costs were paid with cash.

IMPAIRMENT LOSS: Impairment Loss increased to $2,605,061 for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006. The increase in loss resulted from a non-cash impairment charge to reflect the difference between the carrying value and the fair value of the natural gas pipeline assets owned by the Company’s subsidiary operations of Reef Ventures, LP. The amount of impairment charge was derived by reference to a third party valuation of the assets based upon current and expected future cash flows from the operation of the assets.

INTEREST AND DIVIDEND INCOME:  Interest and Dividend income decreased to $7,874 for the six months ended June 30, 2007 as compared to $61,739 for the six months ended June 30, 2006 due to lower cash balances held in interest-bearing accounts during the six months ended June 30, 2007.

NET LOSS:  Net loss of ($6,146,440) for the six months ended June 30, 2007 represents an increase in loss of ($2,490,244) as compared to net loss of ($3,656,196) for the six months ended June 30, 2006. This increased loss was primarily due to the impairment loss of ($2,605,061) for the period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES: The Notes on our financial statements in this Form 10-Q state that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about our ability to continue as a going concern.

With regard to liquidity and adequacy of capital resources, the Company will need additional equity or debt financing during the third quarter of 2007. Management plans to raise additional capital through debt and common stock offerings and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Additional funding for the permit process for the offshore LNG regas terminal in Southern California will be needed by the third quarter of 2007. Furthermore, the Company will need to raise additional capital to fund ongoing development activities for our Mexican subsidiary, Terranova Energia S. de R.L. de C.V., and also to fund operating overhead at the parent company level and the possible cost of a litigation settlement or adverse verdict if a case goes to trial. New issuance of common stock and debt sufficient to retire the outstanding debentures and to provide additional required capital is being actively pursued by the Company. No assurance can be made that such capital can be acquired in a timely fashion or at all. Furthermore, if capital is available through these sources, if may be at terms that are disadvantageous to the Company and its shareholders.

In light of these possible outcomes and the current cash resources available for the sustenance of corporate operations, management has taken action to reduce overhead costs and otherwise obtain cash resources for the Company including the use of stock issuances, when feasible, to pay for services rendered to the Company.

Direct capital expenditures during the six months ended June 30, 2007, totaled $1,483,911. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery and equipment for the operation of the Sonterra Energy Corporation propane systems. Total debt decreased from $13,034,046 at December 31, 2006, to $11,944,188 at June 30, 2007. The decrease in total debt is due primarily to the conversion of $2,000,000 of convertible debentures from the financing transaction of January 20, 2006 into common stock and was offset by an increase in accounts payable. Net loss for the six months ended June 30, 2007, was ($6,146,440), an increase in net loss of 68.1% from the net loss of ($3,656,196) for the six months ended June 30, 2006. Basic and diluted net loss per common share increased to ($0.06) for the six months ended June 30, 2007, as compared to ($0.05) for the six months ended June 30, 2006. The net loss per share calculation for the six months ended June 30, 2007 included an increase in actual and equivalent shares outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2007, we had cash and cash equivalents aggregated $85,762.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures.

James B. Smith, our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007 and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes In Internal Control Over Financial Reporting.

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part I, Item 3 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on April 17, 2007 and the 10-Q filed with the SEC on May 18, 2007 (the "Prior Reports"). Other than as set forth below and in the Prior Reports, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Prior 10-K and in Note 8 above to the Company’s condensed consolidated financial statements, the Company is a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  During the quarter ended June 30, 2007, the trial date was been extended to January 9, 2008, by mutual agreements of the litigants unless a settlement is reached before that date. The parties are currently in advanced settlement negotiations and the Company is hopeful that an agreement will be concluded in the near future. Based on negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.

Matter Nos. 2 and 3 are described in Note 8 above and the Prior Reports.  No material updates took place in the quarter ended June 30, 2007.

Matter No. 4

Cause No. 2007-CI-07451, Michael R. Ward vs. Tidelands Oil & Gas Corporation, was filed on May 17, 2007 in the 224th District Court of Bexar County, Texas. This case involves two claims by the Plaintiff, Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation against the Company. The first claim is for a breach of the Letter Agreement dated December 8, 2006 alleging a failure to pay Ward’s salary for the months of March through June 2007 pursuant to the terms of said Letter Agreement. The second claim involves an allegation by Ward that the Company prevented Ward from selling 1,650,000 shares of Company stock during the period of February 20, 2007 through April 4, 2007 and that Ward suffered economic damages as a result of a decline in share price during the relevant time periods. The Company filed a general denial on June 27, 2007. On July 18, 2007, Plaintiff Ward filed a Motion for Partial Summary Judgment with respect to the first claim for breach of the Letter Agreement, a Motion setting the case for trial on the second claim for September 28, 2007, and discovery notices. On August 7, 2007, the Company filed an abatement request requesting Court ordered mediation pursuant to the Letter Agreement of December 8, 2006. The Company expects that its request for mediation will be honored by the Court and that the case will be set for mediation in September 2007.

Matter No. 5

Cause No. 2007-CI 11661, Bentley Energy Corp. vs. Tidelands Exploration & Production, Inc. was filed on August 7, 2007 in the 407th District Court of Bexar County, Texas. (Note that the suit was filed with incorrect corporate name.  It should be Tidelands Exploration & Production Corp.) This case involves a claim for breach of the Joint Operating Agreement and Participation Agreement between Tidelands Exploration & Production Corp. (“TEP”) and Bentley Energy Corp. (“BENTLEY”), as Assignee of Regency Energy, Inc. (“REGENCY”). BENTLEY is majority owned by Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation, which is the parent company for TEP. REGENCY is majority owned by Royis Ward, a former director of Tidelands Oil & Gas Corporation and the father of Michael R. Ward. Pursuant to the terms of the Joint Operating Agreement, TEP, as non-operator, granted REGENCY a lien or security interest in all the oil and gas leases and pipelines covered by the Joint Operating Agreement. BENTLEY seeks foreclosure of these interests due to TEP’s failure to pay joint interest billings under the Joint Operating Agreement. TEP has not yet filed an answer to this lawsuit, but expects to reply in the near future.

Item 1A. Risk Factors

During the quarter ended June 30, 2007, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following issuances of unregistered securities during the quarter ended June 30, 2007 (not previously reported in a Form 8-K):

On April 4, 2007, the Company issued 25,000 shares of its restricted common stock valued at $24,875 for consulting services.

On June 6, 2007, the Company issued 600,000 shares of its restricted common stock valued at $90,000 as stock bonuses to three employees.

No commissions were paid in connection with any of these issuances. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering.

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

TIDELANDS OIL & GAS CORPORATION

Date: August 20, 2007	By:	/s/ James B. Smith
James B. Smith, President and Chief Executive Officer