Form 10-Q
period 2007-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2007-11-19
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007, there were 107,941,748 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

           PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash	$818,173	$367,437
Accounts and Other Receivable	422,462	388,754
Inventory	102,315	84,030
Prepaid Expenses	329,608	148,551
Total Current Assets	1,672,558	988,772

Property Plant and Equipment, Net	9,718,681	12,364,359

Investment in Affiliate	210,980	-

Other Assets:
Deposits	252,762	56,708
Cash Restricted	54,120	52,642
Deferred Charges	-	565,221
Goodwill	1,158,937	1,158,937
Total Other Assets	1,465,819	1,833,508

Total Assets	$13,068,038	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities - Note Payable	$7,410,514	$225,000
Accounts Payable and Accrued Expenses	2,554,299	1,624,752
Customer Deposits	10,350	-
Reserve for Litigation	2,250,000	2,250,000
Total Current Liabilities	12,225,163	4,099,752

Long-Term Debt	-	8,934,294

Total Liabilities	12,225,163	13,034,046

Commitments and Contingencies	-	-
Stockholders’ Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 107,941,748
and 86,457,922 Shares Issued and Outstanding at
September 30, 2007 and December 31, 2006, Respectively	107,942	86,459
Additional Paid-in Capital	55,814,216	46,703,202
Subscriptions Receivable	-	(220,000)
Minority Interest	-	-
Accumulated Deficit	(55,079,283)	(44,417,068)
Total Stockholders’ Equity	842,875	2,152,593

Total Liabilities and Stockholders’ Equity	$13,068,038	$15,186,639

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Revenues:
Gas Sales and Pipeline Fees	$332,693	$355,937
Construction Services	59,903	13,289
Total Revenues	392,596	369,226
Costs and Expenses:
Cost of Sales	272,083	272,631
Operating Expenses	85,144	102,010
Depreciation	24,564	18,129
Impairment Loss	-	-
Stock-Based Compensation – Related Parties	139,265	348,000
Selling, General and Administrative	586,053	881,528
Total Costs and Expenses	1,107,109	1,622,298

Loss From Operations	(714,513)	(1,253,072)

Other Income (Expenses)
Loss on Sale of Assets	(172,555)	(4,500)
Interest Expense	(245,749)	(2,572,249)
Interest and Dividend Income	3,077	53,500
Gain on Sale of Subsidiary	156,480	-
Miscellaneous	95,485	(743)
Total Other Income (Expenses)	(163,262)	(2,523,992)

Net Loss	$(877,775)	$(3,777,064)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	106,425,048	82,551,543

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Restated - Note 8)
Revenues:
Gas Sales and Pipeline Fees	$1,739,947	$1,420,551
Construction Services	240,619	157,693
Total Revenues	1,980,566	1,578,244
Costs and Expenses:
Cost of Sales	1,237,620	1,047,377
Operating Expenses	261,247	286,128
Depreciation	79,368	58,464
Impairment Loss	2,605,061	-
Stock-Based Compensation – Related Parties	5,011,763	1,535,400
Selling, General and Administrative	2,757,058	3,136,873
Total Costs and Expenses	11,952,117	6,064,242

Loss From Operations	(9,971,551)	(4,485,998)

Other Income (Expenses)
Loss on Sale of Assets	(179,443)	(4,500)
Interest Expense	(774,175)	(3,057,258)
Interest and Dividend Income	10,951	115,239
Gain on Sale of Subsidiary	156,480	-
Miscellaneous	95,523	(743)
Total Other Income (Expenses)	(690,664)	(2,947,262)

Net Loss	$(10,662,215)	$(7,433,260)

Net Loss Per Common Share:
Basic and Diluted	$(0.11)	$(0.09)

Weighted Average Number of Common
Shares Outstanding	97,199,835	81,516,543

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Restated)
Cash Flows Provided From
Operating Activities:
Net Loss	$(10,662,215)	$(7,433,260)
Adjustments to Reconcile Net Loss
To Net Cash Used In
Operating Activities:
Depreciation	333,214	345,887
Loss on Disposal of Equipment	179,443	4,500
Gain on Sale of Affiliate	(156,480)	-
Impairment Loss	2,605,061	-
Issuance of Common Stock:
For Services Provided – Related Parties	5,011,763	1,535,400
For Services Provided – Other	1,049,791	375,400
For Payment of Interest	-	1,696,982
Changes in:
Accounts Receivable	(33,708)	177,490
Inventory	(18,285)	67,615
Prepaid Expenses	(153,974)	(128,980)
Deferred Charges	565,221	(880,256)
Deposits	(65,438)	(50,000)
Accounts Payable and Accrued Expenses	1,272,791	219,622
Customer Deposits	10,350	-

Net Cash Used In Operating Activities	(62,466)	(4,069,600)

Cash Flows From
Investing Activities:
Investment in Affiliate	(62,601)	-
(Increase) Decrease in Restricted Cash	(1,478)	24,644
Proceeds from Sale of Assets	1,310,236	21,500
Acquisitions of Property, Plant and Equipment	(1,774,175)	(2,556,439)
Net Cash Used In Investing Activities	(528,018)	(2,510,295)

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Restated)
Cash Flows From
Financing Activities:
Proceeds from Stock Subscriptions Receivable	-	220,000
Proceeds from Exercise of Stock Options	790,000	-
Proceeds from Long-Term Loans	-	6,737,276
Proceeds from Short-Term Loans	251,220	-
Repayment of Long-Term Loans	-	(608,750)
Proceeds from Repayment of Loan by Related Party	-	4,652

Net Cash Provided by Financing Activities	1,041,220	6,353,178

Net Increase (Decrease) in Cash	450,736	(226,717)

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$818,173	$887,194

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$125,817	$1,153,116

Cash Payments for Income Taxes	$-	$-

Non-Cash Operating, Investing and Financing Activities:
Issuance of Common Stock:
Payments of Accrued Expenses & Accounts Payable	$343,244	$445,000
Conversion of Debentures	2,000,000	-
Legal Fee – Retainer	130,616	385,542
Prepaid Legal Fees	27,083	-
Cancellation of Common Stock:
In Settlement of Stock Subscriptions	(220,000)	-
Total Non-Cash Operating, Investing and Financing Activities	$2,280,943	$830,542

See Accompanying Notes to Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1–BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2007, and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Please note that the prior year’s presentations for the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statements of Cash Flows were changed to conform to current year’s presentation.  The financial information as of December 31, 2006, is derived from the registrant’s Form 10-K for the year ended December 31, 2006.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant, its wholly-owned subsidiaries, Rio Bravo Energy, LLC, Sonterra Energy Corporation, Arrecefe Management, LLC, Reef Ventures, LP, Reef International, LLC, Reef Marketing, LLC, Terranova Energia S. de R. L. de C. V., Esperanza Energy, LLC, and Tidelands Exploration & Production Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accounts of Tidelands Exploration and Production Corporation and Sonora Pipeline LLC are shown up through the date of sale of the assets or the subsidiary.

NOTE 2– GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations.  Over 2006, the Company’s growth had been funded through issuance of convertible debentures.  As of September 30, 2007, the Company had approximately $818,173 of unrestricted cash.  However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.  The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years.  The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and the possible sale of certain operating assets along with a continued reduction of operating expenses.  There can be no assurance as to the availability or terms upon which such financing and capital might be available or that asset sales will be possible at suitable pricing.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3– IMPAIRMENT CHARGE

The Company incurred a non-cash impairment charge as of September 30, 2007, to reflect the difference between the carrying value and the market value of the affected asset which is its natural gas pipeline between Eagle Pass, Texas and Mexico.  The charge taken was $2,605,061 which reduced the gross value of the Company’s cost basis to $3,501,194 from $6,106,255 before taking accumulated depreciation into account.

NOTE 4– SALE OF 80% INTEREST IN THE BURGOS HUB IMPORT/EXPORT PROJECT

On September 28, 2007, Tidelands Oil & Gas Corporation (the "Company") and its subsidiary, Terranova Energia S. de R.L. de C.V., entered into an Equity Purchase Agreement (the "Purchase Agreement") with Grand Cheniere Pipeline, LLC, ("Cheniere") pursuant to which the Company has sold an 80% interest in the Company's "Burgos Hub Project", which, as described in greater detail in the Company's annual report filed on Form 10-K, involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.

In connection with the Purchase Agreement, the Company formed a new subsidiary, Frontera Pipeline, LLC, a Delaware limited liability company ("Frontera"), and agreed, upon approval of applicable governmental authorities, to transfer all rights, permits and assets of the Burgos Hub Project to Frontera. The Company then sold 80% of the equity interest in Frontera to Cheniere, effectively providing Cheniere with an 80% ownership stake in the Burgos Hub Project.

At the closing of the transaction, the Company contributed 100% of the ownership of its subsidiary, Sonora Pipeline, LLC, (“Sonora”) to Frontera.  Sonora has been engaged in obtaining Federal Energy Regulatory Commission (“FERC”) permits for two pipelines to be located between the US and Mexico which would be part of the Burgos Hub Project.

Pursuant to the sale of the 80% equity interest in Frontera, the Company (i) received an up-front payment of $1 Million and (ii) is eligible to earn three additional, separate earn-out payments of $4.8 Million, $1.2 Million, and $2.0 Million. The Company is also entitled to receive royalty payments based on the capacity of transportation or storage service subscribed with the Burgos Hub Project, ranging from $0.008 per Mmbtu/d for Phase I to $0.002 per Mmbtu/d for Phase II to $0.02 per Mmbtu/year for Phase III, subject to certain caps. The earn-out payments are dependent upon Cheniere electing to proceed with development of the Burgos Hub Project, which is divided into three phases, as set forth in Frontera's Limited Liability Company Agreement (the "Operating Agreement"), which is filed as an exhibit to Form 8-K filed on October 4, 2007.

Concurrently with the execution of the Purchase Agreement, Frontera executed an Independent Consulting Agreement (the "Consulting Agreement") with the Company, pursuant to which the Company will be paid $25,000 per month for 24 months for consulting services in connection with the Burgos Hub Project. The Consulting Agreement also provides that the Company will not compete with the Burgos Hub Project for a period of three years after termination or expiration of the Consulting Agreement.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 5– PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at September 30, 2007 and December 31, 2006 is as follows:

			Estimated
	September 30,	December 31,	Economic
	2007	2006	Life
Pre-Construction Costs:
International Crossings to Mexico	$-	$818,271	N/A
Mexican Gas Storage Facility
and Related Pipelines	2,761,829	2,359,451	N/A
Domestic LNG System	2,709,313	1,567,642	N/A
Total	5,471,142	4,745,364
Office Furniture, Equipment and
Leasehold Improvements	182,799	185,174	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	3,501,194	6,106,255	20 Years
Tanks & Lines – Propane Distribution
System	1,939,750	1,908,247	5 Years
Machinery and Equipment	75,185	67,357	5 Years
Trucks, Autos and Trailers	126,464	126,464	5 Years
Pipeline – South TX Gas Production	-	490,000	15 Years
Well Equipment	-	2,060	5 Years
Leaseholds	-	10,000	N/A

Total	11,296,534	13,640,921
Less: Accumulated Depreciation	1,577,853	1,276,562

Net Property, Plant and Equipment	$9,718,681	$12,364,359

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $333,214 and $345,887, respectively.  Depreciation expense for the three months ended September 30, 2007 and 2006 was $87,470 and $114,085, respectively.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6– LONG-TERM DEBT

A summary of long-term debt at September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
	2007	2006
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate Per Annum, Maturing May 25, 2008	$5,036,223	$4,785,003

Convertible Debentures, Unsecured, Including
Prepaid Interest at 9% Per Annum, Maturing
January 20, 2008	2,374,291	4,374,291
	7,410,514	9,159,294
Less: Current Maturities	7,410,514	225,000

Total Long-Term Debt	$-	$8,934,294

 NOTE 7– COMMON STOCK TRANSACTIONS

A summary of common stock transactions for the nine months ended  September 30, 2007 is as follows:

The Company issued 500,000 shares of its common stock valued at $135,000 to the former President in accordance with the terms of his Severance Agreement.

The Company issued 7,436,618 shares of its common stock valued at $1,274,620 to four law firms for legal services related to securities law matters, various litigation and other Company legal needs.

The Company cancelled 1,000,000 shares of its common stock valued at $220,000 held by the President and a former officer which were offset against stock subscriptions due from them to the Company.

The Company issued a total of 2,298,848 shares of its common stock to a holder of its Convertible Debentures for conversion of $2,000,000.

The Company issued 345,000 shares of its restricted common stock valued at $70,000 for 2006 and 2007 investor public relations services.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 7– COMMON STOCK TRANSACTIONS (CONTINUED)

The Company issued 2,642,858 shares of its common stock valued at $550,000 to each of two Directors for a total of 5,285,716 shares valued at $1,100,000.  In addition to their customary duties as directors, these board members provided regular and ongoing management services to the Company.  This compensation to the two Directors represents their compensation for 2007.

The Company issued 69,000 shares of its restricted common stock valued at $14,490 for preparation of a Research Report.

The Company issued 4,619,047 shares to a Director for $790,000 as a result of his exercise of 2,619,047 stock options at $0.21 per share and 2,000,000 stock options at $0.12 per share.

The Company issued 376,819 shares of its common stock valued at $54,873 to a Director for Corporate Secretary services and related costs.

The Company issued 527,778 shares of its common stock valued at $100,139 to two Officer/employees in accordance with their employment contracts.

The Company issued 312,500 shares of its restricted common stock valued at $62,313 to three employees as stock bonuses.

The Company issued 112,500 shares of its common stock valued at $20,813 to two employees as stock bonuses.

The Company issued a total of 550,000 shares of its restricted common stock valued at $84,250 to two of its Officers as stock bonuses.

The Company issued a total of 50,000 shares of its common stock valued at $8,000 to Officers as a stock bonus.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 8– SUMMARY OF RESTATED INTERIM REPORTS

On November 14, 2007, the Board of Directors of the Company determined that the accounting treatment of certain options issued to its directors (the “Options”) originally reported on its (i) Quarterly Report of Form 10-Q for the three months ended March 31, 2007, and (ii) Quarterly Report for the three and six months ended June 30, 2007 (the “Prior Reports”), was incorrect and required revision.  Therefore, the Board of Directors has determined that the financial statements in the Company’s Prior Reports should not be relied upon and should be restated.

The adjustments to the Prior Reports listed below correct the accounting treatment of the Options to comply with the provisions of Financial Accounting Standards Board Statement No. 123 Share Based Payment (FAS 123(R)).  FAS 123(R) was adopted by the Company on January 1, 2006; however, with respect to the Options, the Company inadvertently failed to record the appropriate expense for such Options in accordance with FAS 123(R).

The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

▪	The risk-free interest rate is based on the short-term Treasury bond at date of grant.
▪	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so.
▪	The market price volatility of the Company’s common stock is based on daily historical prices for the twelve months previous to the grant date.
▪	The term of the grants is the current year since all grants are vested at the time of the grants; therefore, the entire fair value of stock-based compensation was recorded in 2007.

The Company has now recognized the fair value stock option compensation expense as follows:

Quarterly Report of 10-Q for the Three Months
Ended March 31, 2007	$2,667,000
Quarterly Report of 10-Q for the Three Months
Ended June 30, 2007	971,000
Total for the Six Months Ended June 30, 2007	$3,638,000

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 8– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

The transactions referred to above relate to non-cash charges and did not affect the Company’s revenues, cash flows from operations, liquidity, assets, liabilities or total stockholders’ equity.

	Three Months Ended March 31, 2007
	Previously		Restatement	Restated
	Reported		Adjustment	Amount

Consolidated Balance Sheets:
Total Assets	$15,475,483		$-	$15,475,483
Total Liabilities	11,531,967		-	11,531,967
Stockholders’ Equity
Common Stock	98,690		-	98,690
Additional Paid-in Capital	50,823,250	(1)	2,667,000	53,490,250
Subscriptions Receivable	(110,000)		-	(110,000)
Accumulated Deficit	(46,868,424)	(3)	(2,667,000)	(49,535,424)
Total Stockholders’ Equity	$3,943,516		$-	$3,943,516

Consolidated Statement of Operations:
Revenues	$1,103,971		$-	$1,103,971
Expenses	3,555,952	(2)	2,667,000	6,222,952
Net (Loss) from Operations	(2,451,981)		(2,667,000)	(5,118,981)
Other Income	625		-	625

Net (Loss)	$(2,451,356)		$(2,667,000)	$(5,118,356)

Net (Loss) per Common Share:
Basic and Diluted	$(0.03)			$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	92,573,416			92,573,416

(1)	Adjust additional paid-in capital to record fair value of stock options issued.
(2)	Adjust expenses to reflect fair value of stock-based compensation.
(3)	Adjust accumulated deficit to reflect additional losses as a result of stock-based compensation expense.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 8– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

	Six Months Ended June 30, 2007
	Previously		Restatement	Restated
	Reported		Adjustment	Amount

Consolidated Balance Sheets:
Total Assets	$13,171,782		$-	$13,171,782
Total Liabilities	11,944,188		-	11,944,188
Stockholders’ Equity
Common Stock	104,909		-	104,909
Additional Paid-in Capital	51,796,193	(1)	3,638,000	55,434,193
Subscriptions Receivable	(110,000)		-	(110,000)
Accumulated Deficit	(50,563,508)	(3)	(3,638,000)	(54,201,508)
Total Stockholders’ Equity	$1,227,594		$-	$1,227,594

Consolidated Statement of Operations:
Revenues	$1,587,970		$-	$1,587,970
Expenses	7,735,434	(2)	3,638,000	11,373,434
Net (Loss) from Operations	(6,147,464)		(3,638,000)	(9,785,464)
Other Income	1,024		-	1,024

Net (Loss)	$(6,146,440)		$(3,638,000)	$(9,784,440)

Net (Loss) per Common Share:
Basic and Diluted	$(0.06)			$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	95,683,133			95,683,133

(1)	Adjust additional paid-in capital to record fair value of stock options issued.
(2)	Adjust expenses to reflect fair value of stock-based compensation.
(3)	Adjust accumulated deficit to reflect additional losses as a result of stock-based compensation expense.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 9– STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the nine months ending September 30, 2007.

			Shares Reserved		Weighted
	Stock	Stock	for Convertible	Total	Average
	Options	Warrants	Debentures	Shares	Exercise Price
Outstanding – December 31, 2006	250,000	18,138,051	5,027,916	23,415,967	$1.070
First Quarter
Granted / Issued	15,000,000	-	-	15,000,000	0.210
Exercised/Converted	(952,381)	-	(2,298,848)	(3,251,229)	0.677
Expired	-	(7,551,432)	-	(7,551,432)	1.275
Cancelled	-	-	-	-	-
Outstanding – March 31, 2007	14,297,619	10,586,619	2,729,068	27,613,306	0.598

Second Quarter
Granted / Issued	10,000,000	-	-	10,000,000	0.120
Exercised/Converted	(1,666,666)	-	-	(1,666,666)	0.210
Expired	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – June 30, 2007	22,630,953	10,586,619	2,729,068	35,946,640	0.483

Third Quarter
Granted / Issued	-	-	-	-	-
Exercised/Converted	(2,000,000)	-	-	(2,000,000)	0.120
Expired	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – September 30, 2007	20,630,953	10,586,619	2,729,068	33,946,640	$0.504

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 10– SEGMENT REPORTING

The following tables are summaries of the results of operations and other financial information by major segment for the three months and nine months ended September 30, 2007 and 2006:

Third Quarter 2007	Propane Sales	Pipeline	All Other
	and Related	Transportation	and
	Services	Fees	Corporate	Total
Revenue	$366,356	$17,848	$8,392	$392,596
Depreciation	$31,877	$43,765	$11,828	$87,470
Interest	$392	$-	$245,357	$245,749
Net (Loss)	$(16,654)	$(41,883)	$(819,238)	$(877,775)
Total Assets	$2,475,818	$2,399,878	$8,192,342	$13,068,038

2007 Year to Date	Propane Sales	Pipeline	All Other
	and Related	Transportation	and
	Services	Fees	Corporate	Total
Revenue	$1,838,848	$96,381	$45,337	$1,980,566
Depreciation	$95,630	$196,421	$41,163	$333,214
Interest	$1,871	$-	$772,304	$774,175
Net Income (Loss)	$266,154	$(2,799,833)	$(8,128,536)	$(10,662,215)
Total Assets	$2,475,818	$2,399,878	$8,192,342	$13,068,038

Third Quarter 2006	Propane Sales	Pipeline	All Other
	and Related	Transportation	and
	Services	Fees	Corporate	Total
Revenue	$288,664	$80,562	$-	$369,226
Depreciation	$31,221	$76,329	$6,535	$114,085
Interest	$312	$-	$2,571,937	$2,572,249
Net (Loss)	$(153,478)	$(5,748)	$(3,617,838)	$(3,777,064)
Total Assets	$2,922,274	$5,386,091	$7,923,154	$16,231,519

2006 Year to Date	Propane Sales	Pipeline	All Other
	and Related	Transportation	and
	Services	Fees	Corporate	Total
Revenue	$1,374,606	$203,638	$-	$1,578,244
Depreciation	$97,551	$228,985	$19,351	$345,887
Interest	$1,402	$-	$3,055,856	$3,057,258
Net (Loss)	$(142,543)	$(56,068)	$(7,234,649)	$(7,433,260)
Total Assets	$2,922,274	$5,386,091	$7,923,154	$16,231,519

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 11– RELATED PARTY TRANSACTION

During the nine months ended September 30, 2007, the Company issued 376,819 shares of its common stock valued at $54,874 to a Director for Corporate Secretary services and related costs.

NOTE 12– LITIGATION

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

This matter is further described in Tidelands’ Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the three and six months ended June 30, 2007.

No major developments took place in the quarter ended September 30, 2007, and settlement negotiations have not been successful to date. A trial date has been set for January 7, 2008. Based on prior negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report. However, if the matter proceeds to trial, such reserve may or may not be adequate.

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

On May 9, 2007, the trial court found summary judgment against Plaintiff and in favor of all Defendants as to the existence of an easement.  The judgment explicitly states that there is an easement for the propane tank and for our maintenance of the tank.  Plaintiff has now amended his petition to include a claimed violation of setback requirements for the tank.  Jim Blackwell is in contact with the Texas Railroad Commission regarding the tank’s compliance with the setback requirements.  At this time, both Blackwell and Toll Brothers have pending motions for sanctions. On July 5, 2007,  Blackwell had a partial hearing on his motion and the trial court indicated that it would grant sanctions if Plaintiff did not adequately address the motion in its pleadings.  The matter is ripe for another hearing on the sanctions motion, but Plaintiff has made a settlement offer to Toll Brothers that may settle the case.  The Company is contesting the case vigorously.

Matter No. 3:
Cause No. GM 501625, Senna Hills, Ltd., Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 53rd Judicial District of Travis County, Texas and Cause No. GN 501626, HBH Development Co., LLC, Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 98th Judicial District Court of Travis County, Texas.  The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement.  In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s failure, as an assignee of the agreement, to pay easement use fees to the plaintiff.  Sonterra obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the failure to pay easement use fees.  The cases were not, however, fully dismissed because the plaintiffs added new causes of action for failure to pay easement use fees, claims for unpaid developer bonus, reformation of the agreements to require payment of easement use fees and alleged failure of assignment.  These separate lawsuits have since been consolidated into one suit for purposes of pretrial and trial.  The trial date will likely be reset in March 2008; however, the Company expects to file a motion for summary judgment prior to December 1, 2007.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 12– LITIGATION (CONTINUED)

Matter No. 4:
Cause No. 2007-CI-07451, Michael R. Ward vs. Tidelands Oil & Gas Corporation, was filed on May 17, 2007 in the 224th District Court of Bexar County, Texas. This case involves two claims by the Plaintiff, Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation against the Company. The first claim is for a breach of the Letter Agreement dated December 8, 2006 alleging a failure to pay Ward’s salary for the months of March through June 2007 pursuant to the terms of said Letter Agreement. The second claim involves an allegation by Ward that the Company prevented Ward from selling 1,650,000 shares of the Company’s stock during the period of February 20, 2007 through April 4, 2007 and that Ward suffered economic damages as a result of a decline in share price during the relevant time periods. The Company filed a general denial on June 27, 2007. On July 18, 2007, Plaintiff Ward filed a Motion for Partial Summary Judgment with respect to the first claim for breach of the Letter Agreement, a Motion setting the case for trial on the second claim for September 28, 2007, and discovery notices. On August 7, 2007, the Company filed an abatement request requesting Court ordered mediation pursuant to the Letter Agreement of December 8, 2006. The Company expected that its request for mediation will be honored by the Court; in fact, the case was set for mediation in September 2007 (see below).

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

Both Matter No. 4 and Matter No. 5 were settled on September 11, 2007, as a result of mediation held during September 2007.

Bentley Energy Corp. purchased a natural gas pipeline interest, working interests in operating natural gas wells and a related leasehold with a net book value of $480,590 from the Company’s wholly-owned subsidiary, Tidelands Exploration and Production Corp., for $280,000 and assumption of the $28,036 joint interest billing owed.

Michael R. Ward waived unpaid severance salary of $88,116 and all other claims described in Matter No. 4 above.  Full releases by all parties were included in the settlement.  A copy of the Final Settlement and Release Agreement was filed as an exhibit to Form 8-K filed with the SEC on October 5, 2007.

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

Recent Developments

Port Esperanza

On March 7, 2007, Esperanza Energy, LLC (“Esperanza”), a wholly owned subsidiary of the Company, announced plans to file applications with state and federal agencies to build a floating liquefied natural gas (“LNG”) receiving facility 15 miles off the Port of Long Beach, California. The project, named Port Esperanza, is intended to bring natural gas to the Southern California marketplace. The project was designed from inception to address the primary concerns that have created public and regulatory stakeholder opposition to other proposed California LNG import projects. The project has been now been thoroughly vetted with the key stakeholders in California, including the environmental community. Esperanza plans to formally file its application for a permit to construct, own and operate the facilities under the Deep Water Port Act in 2008. The LNG receiving facility has attracted the commercial interest of several parties who could participate as a gas suppliers or gas purchasers. The Company has commenced active negotiations with several potential joint venture partners to fund the development of the permit application process for the required Maritime Administration (“MARAD”) and California state permits. Further progress on this project is dependent upon the Company securing such additional funding from third parties. The anticipated development timeline for the project would be to file the MARAD application within six months of receipt of funding for the permit application process, followed by approximately eighteen months for MARAD permit processing, and then the commencement of construction upon receipt of the MARAD permit with targeted commissioning of the project eighteen months later. More information is available at www.esperanza-energy.com

Burgos Hub Authorizations

On July 12, 2007, Sonora Pipeline, LLC (“Sonora”), a wholly-owned subsidiary of the Company, announced that it had received the following authorizations from the Federal Energy Regulatory Commission (“FERC”), with respect to the Mission and Progreso International Pipelines:

(1) A Presidential Permit and authorization to site, construct, operate and maintain two bi-directional border crossing natural gas facilities at the international boundary between the United States and Mexico; and

(2) A Certificate of public convenience and necessity to site, construct, operate and maintain the United States portion of a pipeline system consisting of approximately 29 miles of 30-inch diameter pipeline and appurtenant facilities that will extend into Mexico via two border crossings, all to be located in Hidalgo County, Texas.

These natural gas pipelines in the United States will interconnect with the pipeline system being developed by another wholly-owned subsidiary of the Company, Terranova Energia, S. de R.L. de C.V. (“Terranova”). Terranova previously received approval from the Comision Reguladora de Energia (“CRE”) for the interconnecting pipeline segments in Mexico on May 23, 2006.

The pipeline systems in the United States and Mexico are known as the Burgos Hub Export/Import Project which is being developed to serve the demand for importation of natural gas into Mexico, which is expected to increase dramatically beginning in the year 2010. The pipelines will also be interconnected with a proposed underground natural gas storage facility being developed by Terranova to serve Mexican power generation and industrial customer needs for management of swings in demand and seasonal spread in natural gas prices. Terranova has previously applied for a permit to construct and operate the storage facility with the CRE and is expecting a decision on the application in the first quarter of 2008.  The current catalog of FERC correspondence for Sonora’s activities is located at www.ferc.gov under Docket No. PF07-74 et sequence. See below for additional developments regarding the sale of an 80% interest in the Burgos Hub Project.

Ward Settlement

On September 11, 2007, the Company settled litigation with Michael R. Ward and Bentley Energy Corporation, which resulted in the conveyance of substantially all the assets of Tidelands Exploration and Production Corporation to Bentley Energy Corporation and ended the participation of the Company in an exploration, production and gas gathering project with Regency Energy, Inc., an entity owned by Royis Ward, the father of Michael R. Ward. As a result of the settlement agreement, the Company received a cash settlement from Mr. Ward in the amount of $280,000 on October 1, 2007, the relief of the Company’s liability for joint interest billings in the amount of $28,036, plus the relief of the Company’s liability for severance payments to Michael R. Ward in the amount of $88,116, which totals to a recovery amount for the Company of $396,152 pursuant to the settlement agreement.

Burgos Hub Project – Sale of 80% Interest

On September 28, 2007, the Company and its subsidiary, Terranova Energia S. de R.L. de C.V., entered into an Equity Purchase Agreement (the "Purchase Agreement") with Grand Cheniere Pipeline, LLC, ("Cheniere") pursuant to which the Company has sold an 80% interest in the Company's "Burgos Hub Project", which, as described in greater detail in the Company's annual report filed on Form 10-K, involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.

In connection with the Purchase Agreement, the Company formed a new subsidiary, Frontera Pipeline, LLC, a Delaware limited liability company ("Frontera"), and agreed, upon approval of applicable governmental authorities, to transfer all rights, permits and assets of the Burgos Hub Project to Frontera. The Company then sold 80% of the equity interest in Frontera to Cheniere, effectively providing Cheniere with an 80% ownership stake in the Burgos Hub Project.

At the closing of the transaction, the Company contributed 100% of the ownership of its subsidiary, Sonora Pipeline, LLC, (“Sonora”) to Frontera.  Sonora has been engaged in obtaining FERC permits for two pipelines to be located between the US and Mexico which would be part of the Burgos Hub Project.

Pursuant to the sale of the 80% equity interest in Frontera, the Company (i) received an up-front payment of $1 Million and (ii) is eligible to earn three additional, separate earn-out payments of $4.8 Million, $1.2 Million, and $2.0 Million. The Company is also entitled to receive royalty payments based on the capacity of transportation or storage service subscribed with the Burgos Hub Project, ranging from $0.008 per Mmbtu/d for Phase I to $0.002 per Mmbtu/d for Phase II to $0.02 per Mmbtu/year for Phase III, subject to certain caps. The earn-out payments are dependent upon Cheniere electing to proceed with development of the Burgos Hub Project, which is divided into three phases, as set forth in Frontera's Limited Liability Company Agreement (the "Operating Agreement"), which is filed as an exhibit to Form 8-K filed on October 4, 2007.

Concurrently with the execution of the Purchase Agreement, Frontera executed an Independent Consulting Agreement (the "Consulting Agreement") with the Company, pursuant to which the Company will be paid $25,000 per month for 24 months, subject to certain conditions, for consulting services in connection with the Burgos Hub Project. The Consulting Agreement also provides that the Company will not compete with the Burgos Hub Project for a period of three years after termination or expiration of the Consulting Agreement.  The Consulting Agreement is also filed as an exhibit to Form 8-K filed on October 4, 2007.

As a result of the transactions with Cheniere Energy, Inc, as noted above, effective as of September 28, 2007, the Company now owns a 20% interest in the Burgos Hub project which will be held through its ownership in Frontera Pipeline, LLC.

The Company believes that significant regulatory changes are likely to occur within the next year in connection with the ability of customers in Mexico to obtain firm capacity rights for transportation of natural gas on both the National Pipeline System (operated by PEMEX Gas) and private party owned pipelines. The Company believes that these changes would likely result in an increase in demand for the reservation of firm capacity rights beyond the current capacities available in the market area for the Burgos Hub project. If this unbundling of pipeline services occurs and customers are then required to pay for firm capacity rights in order to assure adequate flow of natural gas to their power plants, local distribution companies and manufacturing facilities, the Company would expect an acceleration of the commercial development opportunity for the Burgos Hub pipeline project phases. The Company expects that as part of this commercial opportunity, the current pipeline permit in Mexico would be amended to include a new segment running from the area near Station 19 of the National Pipeline System (southwest of Reynosa, Tamaulipas) to a central distribution point in Monterrey, Nuevo Leon. This new segment would be constructed to serve the power generation, local distribution company and industrial demand sectors in the Monterrey area.

The Company expects that prior to final review of the storage permit filing for the Burgos Hub project in 2008, the regulatory scheme for the use of depleted hydrocarbon reservoirs as gas storage facilities will need to be designed and implemented. The Company believes that the outcome of such regulation could result in the opportunity for multiple storage facilities to be constructed in Mexico. Given the advanced stage of the Burgos Hub storage facility design and the already permitted pipelines to and from the proposed Burgos Hub gas storage facility, the Company believes that the Burgos Hub project could have a significant first-mover advantage over other potentially competitive proposals to enlist significant capacity reservation in the storage facility which, in turn, would assist in commercial development of the facility.

As described in greater detail in the Operating Agreement, Cheniere now has sole management and control over the Burgos Hub Project.  Decisions regarding whether to proceed with any additional development of the Burgos Hub Project are in Cheniere’s sole discretion, although the Company intends to continue to offer strategic advice and recommendations to Cheniere in accordance with the Consulting Agreement.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES: The Company reported revenues of $392,596 for the three months ended September 30, 2007 compared to revenues of $369,226 for the three months ended September 30, 2006 which is an improvement of 6.3 percent for the three months ended September 30, 2007 versus the three months ended September 30, 2006. The revenue increase resulted from increasing volumes of propane sold by our Sonterra Energy Corporation subsidiary to residential customers plus related construction service increases and initial revenues from the Company’s natural gas wells of $8,392, which offset a decline in transportation revenue from the Reef Ventures, L.P. pipeline crossing into Piedras Negras, Coahuila, Mexico.

TOTAL EXPENSES: Total Expenses for the three months ended September 30, 2007 were $1,107,109 versus $1,622,298 for the three months ended September 30, 2006 which is an improvement of 31.7% for the three months ended September 30, 2007 versus the three months ended September 30, 2006. The primary reason for the decrease in Total Expenses was decreases in operating expenses, stock-based compensation for related parties and selling, general and administrative expenses during the three months ended September 30, 2007 versus these same expense categories for the three months ended September 30, 2006.

COST OF SALES: Cost of Sales for the three months ended September 30, 2007 were $272,083 compared to $272,631 for the three months ended September 30, 2006. The decrease in cost of sales for Sonterra Energy Corporation was offset by an increase in cost of sales from Tidelands Exploration & Production Corporation during the three months ended September 30, 2007.

OPERATING EXPENSES: Operating Expenses for the three months ended September 30, 2007 were $85,144 compared to $102,010 for the three months ended September 30, 2006. The decrease is attributable to operating efficiencies gained in Sonterra Energy Corporation.

DEPRECIATION EXPENSE: Depreciation Expense for the three months ended September 30, 2007 was $24,564 compared to $18,129 for the three months ended September 30, 2006. The increased depreciation expense is attributable to depreciation of additional depreciable assets held by Tidelands Exploration & Production Corporation for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006.

STOCK-BASED COMPENSATION – RELATED PARTIES: Stock-Based Compensation – Related Parties for the three months ended September 30, 2007 was $139,265 compared to $348,000 for the three months ended September 30, 2006. The decrease was due to reduced payment of director and officer salaries and fees in the form of stock options for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the three months ended September 30, 2007 were $586,053 compared to $881,528 for the three months ended September 30, 2006. Most of the reduction in these expenses was derived from reductions in staff and related overhead costs for the three months ended September 30, 2007 versus the three months ended September 30, 2006.

OTHER INCOME (EXPENSE): Total Other Expenses for the three months ended September 30, 2007 were ($163,262) versus ($2,523,992) for the three months ended September 30, 2006. The primary reason for the substantial decrease in Other Expenses was the lack of default interest charges associated with the convertible debentures in the three months ended September 30, 2007 versus the three months ended September 30, 2006. These default interest charges were a nonrecurring charge and were related to a specific nonrecurring event of default on the convertible debentures.

NET LOSS: Net Loss for the three months ended September 30, 2007 was $877,775 versus the Net Loss of $3,777,064 for the three months ended September 30, 2006. The primary reason for the substantial reduction in loss for the three months ended September 30, 2007 versus the three months ended September 30, 2006 was the reduction of interest expense from the convertible debentures in combination with improved operating margins.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES:  The Company reported revenues of $1,980,566 for the nine months ended September 30, 2007 as compared with revenues of $1,578,244 for the nine months ended September 30, 2006, which is a 25.5% increase in revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Revenues from Reef Ventures, LP decreased to $96,381 for the nine months ended September 30, 2007 compared to $203,638 for the nine months ended September 30, 2006. The decrease was due to lower volumes of gas transported in Mexico through the 12-inch natural gas pipeline owned by Reef Ventures, LP. Revenues from Sonterra Energy Corporation increased to $1,838,848 for the nine months ended September 30, 2007 compared to $1,374,606 for the nine months ended September 30, 2006. Gas sales at Sonterra increased to $1,598,229 for the nine months ended September 30, 2007 compared to $1,216,913 for the nine months ended September 30, 2006. The increase in gas sales was primarily due to an increase in total customers served by Sonterra Energy Corporation. Construction services revenues at Sonterra increased to $240,619 for the nine months ended September 30, 2007 compared to $157,693 for the nine months ended September 30, 2006.  Revenues from Tidelands Exploration and Production Corp. sales of natural gas from the Company's working interest in gas wells for the nine months ended September 30, 2007, increased to $45,337 as compared to zero for the nine months ended September 30, 2006.

TOTAL EXPENSES:  Total expenses increased to $11,952,117 for the nine months ended September 30, 2007 compared to $6,064,242 for the nine months ended September 30, 2006. The most significant increases in costs were due to an impairment loss of $2,605,061 incurred with respect to the natural gas pipeline owned by Reef Ventures, LP and increased in stock-based compensation paid to related parties in the amount of $5,011,763 in the form of stock options for the nine months ended September 30, 2007 compared to $1,535,400 for the nine months ended September 30, 2006.

COST OF SALES:  Cost of sales increased to $1,237,620 for the nine months ended September 30, 2007 compared to $1,047,377 for the nine months ended September 30, 2006. The increase was due primarily to increased volume of propane sold through our Sonterra Energy Corporation subsidiary.

OPERATING EXPENSES:  Operating expenses decreased to $261,247 for the nine months ended September 30, 2007 compared to $286,128 for the nine months ended September 30, 2006. This decrease was primarily attributable to reduced operating costs from Sonterra Energy Corporation attributable to more efficient operation of facilities by personnel of Sonterra.

DEPRECIATION EXPENSE: Depreciation Expense increased to $79,368 for the nine months ended September 30, 2007 compared to $58,464 for the nine months ended September 30, 2006. The increase in depreciation expense is primarily from the addition of depreciable property in the Tidelands Exploration & Production Corporation subsidiary.

IMPAIRMENT LOSS: Impairment Loss increased to $2,605,061 for the nine months ended September 30, 2007 as compared to $0 for the nine months ended September 30, 2006. The increase in loss resulted from a non-cash impairment charge to reflect the difference between the carrying value and the fair value of the natural gas pipeline assets owned by the Company’s subsidiary operations of Reef Ventures, LP. The amount of impairment charge was derived by reference to a third party valuation of the assets based upon current and expected future cash flows from the operation of the assets.

STOCK-BASED COMPENSATION – RELATED PARTIES: Stock-based compensation to related parties increased to $5,011,763 for the nine months ended September 30, 2007 compared to $1,535,400 for the nine months ended September 30, 2006 which is an increase of $3,476,363. The increase resulted primarily from an increase in stock-based compensation in the form of stock options granted to the Company directors.

SELLING, GENERAL AND ADMINISTRATIVE:  Selling, General and Administrative Costs decreased to $2,757,058 for the nine months ended September 30, 2007 compared to $3,136,873 for the nine months ended September 30, 2006. This decrease resulted from cumulative cost reductions across many categories of expenses partially offset by an increase in legal fees for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Of the total Selling, General and Administrative Costs of $2,757,058 for the nine months ended September 30, 2007, $1,049,791 of these costs were paid by issuance of common stock and the remaining $1,707,267 of costs were paid with cash or incurred through reliance on trade credit.

OTHER INCOME (EXPENSE): Total Other Income (Expenses) decreased to ($690,664) for the nine months ended September 30, 2007 compared to ($2,947,262) for the nine months ended September 30, 2006. Interest Expense decreased to ($774,175) for the nine months ended September 30, 2007 compared to ($3,057,258) for the nine months ended September 30, 2006 which is a decrease of $2,283,083 in Interest Expense for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This decrease resulted primarily from the elimination of default interest charges associated with the convertible debentures issued in a 2006 financing transaction. (Loss) on Sale of Assets increased to ($179,443) for the nine months ended September 30, 2007 compared to ($4,500) for the nine months ended September 30, 2006 due to the disposition of the assets of Tidelands Exploration & Production Corp in a legal settlement. Miscellaneous Income of $95,523, consisting for the most part of the waiver of severance salary and related costs by Michael R. Ward pursuant to the Settlement Agreement completed with the Company, and Gain on Sale of Subsidiary of $156,480 for the nine months ended September 30, 2007 resulted from the conveyance of Sonora Pipeline LLC to Frontera Pipeline LLC as part of the Burgos Hub Sale with Cheniere Energy, Inc. and the adjustment of liabilities related to the assets sold. Interest and Dividend income decreased to $10,951 for the nine months ended September 30, 2007 as compared to $115,239 for the nine months ended September 30, 2006 due to lower cash balances held in interest-bearing accounts during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

NET LOSS:  Net loss of $10,662,215 for the nine months ended September 30, 2007 represents an increase in loss of $3,228,955 as compared to net loss of $7,433,260 for the nine months ended September 30, 2006. This increased loss was primarily due to the impairment loss of $2,605,061 and the increase in stock-based compensation paid to related parties in the amount of $3,476,363 for the nine months ended September 30, 2007. These increases in costs and expenses were partially offset by a reduction in financing costs and interest expense in the amount of $2,283,083 and increased operating margins obtained by the Company which were, in turn, the result of staff and overhead cost reductions throughout the various subsidiaries of the Company and in the parent company, Tidelands Oil & Gas Corporation.

LIQUIDITY AND CAPITAL RESOURCES: The Notes on our financial statements in this Form 10-Q state that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about our ability to continue as a going concern.

With regard to liquidity and adequacy of capital resources, the Company will need additional equity or debt financing during the fourth quarter of 2007. In addition to funds required for operating expenses, the Company will need to raise funds to pay off the convertible debentures that are due in full in January 2008, as well as the notes payable that are due and payable in full in May 2008.  Management will seek to raise additional capital through debt and common stock offerings and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Additional funding for the permit process for the offshore LNG regas terminal in Southern California will be needed by the fourth quarter of 2007. Furthermore, the Company will need to raise additional capital to fund operating overhead at the parent company level and the possible cost of a litigation settlement or adverse verdict if a case goes to trial. New issuance of common stock and debt sufficient to retire the outstanding debentures and to provide additional required capital is being actively pursued by the Company. No assurance can be made that such capital can be acquired in a timely fashion or at all. Furthermore, if capital is available through these sources, it may be at terms that are disadvantageous to the Company and its shareholders.

In light of these possible outcomes and the current cash resources available for the sustenance of corporate operations, management has taken action to reduce overhead costs and otherwise obtain cash resources for the Company including the use of stock issuances, when feasible, to pay for services rendered to the Company.

Direct capital expenditures during the nine months ended September 30, 2007, totaled $1,774,175. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery and equipment for the operation of the Sonterra Energy Corporation propane systems. Total liabilities decreased from $13,034,046 at December 31, 2006, to $12,225,163 at September 30, 2007. The decrease in total liabilities is due primarily to the conversion of $2,000,000 of convertible debentures into common stock and was offset by an increase in accounts payable. Net loss for the nine months ended September 30, 2007, was ($10,662,215), an increase in net loss of 43.4% from the net loss of ($7,433,260) for the nine months ended September 30, 2006. Basic and diluted net loss per common share increased to ($0.11) for the nine months ended September 30, 2007, as compared to ($0.09) for the nine months ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 30, 2007, we had cash and cash equivalents of $818,173 as compared to $367,437 as of December 31, 2006.

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

Debt

The interest rate on our Impact International debt obligation is generally determined based on the prime interest rate plus two percent per annum and may be subject to market fluctuation as the prime rate changes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As described in Note 8 to our accompanying consolidated financial statements, there were certain errors in accounting for equity-based compensation for the three month period ended March 31, 2007 and six month period ended June 30, 2007.  The errors were discovered in connection with the preparation of the Company’s September 30, 2007 unaudited financial statements. Upon reviewing and updating our accounting and disclosures related to equity-based compensation for the nine months ended September 30, 2007, the Company discovered its errors. Upon this determination, management and the Board of Directors were alerted to the facts and circumstances regarding the errors in accounting for the equity-based compensation.

As a result, we have determined that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of three month period ended March 31, 2007 and six month period ended June 30, 2007.

Subsequent of the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses.

•
We reviewed all equity-based compensation agreements to assure the issuance of the equity instruments have been properly accounted for and disclosed in our financial statements in accordance with generally accepted accounting principles

•
We have improved the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures applicable to the accounting and disclosure of equity based instruments.

Changes in Disclosure Controls and Procedures.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part I, Item 3 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on April 17, 2007 and the 10-Qs filed with the SEC on May 18, 2007 and August 20, 2007 (the "Prior Reports"). Other than as set forth below and in the Prior Reports, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Prior Reports, the Company is a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  No major developments took place in the quarter ended September 30, 2007, and settlement negotiations have not been successful to date. A trial date has been set for January 7, 2008. Based on prior negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report. However, if the matter proceeds to trial, such reserve may or may not be adequate.

Matter No. 2

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

On May 9, 2007, the trial court ruled in favor of the summary judgment motion filed against Plaintiff and in favor of all Defendants as to the existence of an easement.  Orders to this effect were issued on July 3, 2007. The judgment explicitly states that there is an easement for the propane tank and for our maintenance of the tank.  Plaintiff has now amended his petition to include a claimed violation of setback requirements for the tank.  Blackwell is in contact with the Texas Railroad Commission regarding the tank’s compliance with the setback requirements.  At this time, both Blackwell and Toll Brothers have pending motions for sanctions.  On July 5, 2007, Blackwell had a partial hearing on his motion and the trial court indicated that it would grant sanctions if Plaintiff did not adequately address the motion in its pleadings.  The matter is ripe for another hearing on the sanctions motion, but Plaintiff has made a settlement offer to Toll Brothers that may settle the case.  The Company is contesting the case vigorously.

Matter No. 3

Cause No. GM 501625, Senna Hills, Ltd., Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 53rd Judicial District of Travis County, Texas and Cause No. GN 501626, HBH Development Co., LLC, Plaintiff, vs. Sonterra Energy Corp., Defendant, was filed in the 98th Judicial District Court of Travis County, Texas.  The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement.  In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s failure, as an assignee of the agreement, to pay easement use fees to the plaintiff.  Sonterra obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the failure to pay easement use fees.  The cases were not, however, fully dismissed because the plaintiffs added new causes of action for failure to pay easement use fees, claims for unpaid developer bonus, reformation of the agreements to require payment of easement use fees and alleged failure of assignment.  These separate lawsuits have since been consolidated into one suit for purposes of pretrial and trial.  The trial date will likely be reset in March 2008; however, the Company expects to file a motion for summary judgment prior to December 1, 2007.

Matter Nos. 4 and 5

Cause No. 2007-CI-07451, Michael R. Ward vs. Tidelands Oil & Gas Corporation, was filed on May 17, 2007 in the 224th District Court of Bexar County, Texas. This case involves two claims by the Plaintiff, Michael R. Ward, the former President and CEO of Tidelands Oil & Gas Corporation against the Company. The first claim is for a breach of the Letter Agreement dated December 8, 2006 alleging a failure to pay Ward’s salary for the months of March through June 2007 pursuant to the terms of said Letter Agreement. The second claim involves an allegation by Ward that the Company prevented Ward from selling 1,650,000 shares of the Company’s common stock during the period of February 20, 2007 through April 4, 2007 and that Ward suffered economic damages as a result of a decline in share price during the relevant time periods. The Company filed a general denial on June 27, 2007. On July 18, 2007, Plaintiff Ward filed a Motion for Partial Summary Judgment with respect to the first claim for breach of the Letter Agreement, a Motion setting the case for trial on the second claim for September 28, 2007, and discovery notices. On August 7, 2007, the Company filed an abatement request requesting Court ordered mediation pursuant to the Letter Agreement of December 8, 2006.

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

Both Matter No. 4 and Matter No. 5 were settled as a result of mediation held during September 2007.

Pursuant to a written Final Settlement and Release Agreement dated September 11, 2007, Bentley Energy Corp. purchased a natural gas pipeline interest, working interests in operating natural gas wells and a related leasehold with a net book value of $480,590 from the Company’s wholly-owned subsidiary, Tidelands Exploration and Production Corp., for $280,000 and assumption of the $28,036 joint interest billing owed. In addition, Michael R. Ward waived unpaid severance salary of $88,116 and all other claims described above.  Full releases by all parties related to the matters described above were included in the settlement. A copy of the Final Settlement and Release Agreement is filed as an exhibit to Form 8-K filed with the SEC on October 5, 2007.

Item 1A. Risk Factors

During the three and nine months ended September 30, 2007, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following issuances of unregistered securities during the quarter ended September 30, 2007 (not previously reported in a Form 8-K):

On September 6, 2007, the Company issued 100,000 shares of its restricted common stock valued at $18,000 for public relations services.

On September 25, 2007, the Company issued 50,000 shares of its restricted common stock valued at $9,250 as additional compensation to an employee in accordance with his employment agreement.

On September 28, 2007, the Company issued 112,500 shares of its restricted common stock valued at $20,813 as additional compensation to two employees as stock bonuses.

No commissions were paid in connection with any of these issuances. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering.

The Company did not purchase or repurchase any securities during the quarter ended September 30, 2007.  However, on July 19, 2007, the Company did permit Royis Ward, a former Board member, to pay $110,000 owed to the Company for a stock subscription through the delivery to the Company for cancellation of 500,000 shares of Company common stock owed by Mr. Ward.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description	Location of Exhibit
10.1	Equity Purchase Agreement	Exhibit 10.1 to Form 8-K filed on October 4, 2007
10.2	Frontera Pipeline Limited Liability Company Operating Agreement	Exhibit 10.2 to Form 8-K filed on October 4, 2007
10.3	Independent Consulting Agreement	Exhibit 10.3 to Form 8-K filed on October 4, 2007
10.4	Final Settlement and Release Agreement	Exhibit 10.1 to Form 8-K filed on October 5, 2007
10.5	Employment Agreement – Robert Dowies	Exhibit 10.1 to Form 8-K filed on October 2, 2007
10.6	Employment Agreement – Julio Bastarrachea	Exhibit 10.2 to Form 8-K filed on October 2, 2007
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act.	Included with this filing
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS OIL & GAS CORPORATION

Date: November 19, 2007	By:	/s/ James B. Smith
James B. Smith President and Chief Executive Officer