Form 10-Q/A
period 2007-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2008-01-23
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

As previously disclosed in our report on Form 8-K filed on November 19, 2007, the Board of Directors of Tidelands Oil & Gas Corporation, after discussions with our registered independent public accounting firm, determined that the accounting treatment of certain options issued to its directors (the “Options”) originally reported on its Quarterly Report of Form 10-Q for the three months ended March 31, 2007 was incorrect and required revision.   We are filing this amendment to the prior report on Form 10-Q for the period ended March 31, 2007 to make this correction.

This Amendment corrects the accounting treatment of the Options to comply with the provisions of Financial Accounting Standards Board Statement No. 123 Share Based Payment (FAS 123(R)).  FAS 123(R) was adopted by the Company on January 1, 2006; however, with respect to the Options, the Company inadvertently failed to record the appropriate expense for such Options in accordance with FAS 123(R).

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

We have also revised the related narrative as it relates to these changes in the condensed consolidated financial statements, including additional disclosure in the Notes thereto under the heading “Summary of Restated Interim Report” and have revised the disclosure in Part I, Item 2 “Management’s Discussion and Analysis” and Part I, Item 4 “Controls and Procedures” .  In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Other than as set forth above, there are no other significant changes to the original 10-Q and this 10-Q/A does not reflect events occurring after the filing of the original 10-Q, or modify or update disclosures therein in any other way.

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Restated–Note 5)
	(Unaudited)
Current Assets:
Cash	$302,202	$367,437
Accounts and Other Receivable	284,951	388,754
Inventory	119,478	84,030
Prepaid Expenses	95,634	148,551
Total Current Assets	802,265	988,772

Property Plant and Equipment, Net	13,147,781	12,364,359

Other Assets:
Deposits	56,858	56,708
Cash Restricted	53,250	52,642
Deferred Charges	256,392	565,221
Goodwill	1,158,937	1,158,937
Total Other Assets	1,525,437	1,833,508

Total Assets	$15,475,483	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities - Note Payable	$2,599,291	$225,000
Accounts Payable and Accrued Expenses	1,988,261	1,624,752
Customer Deposits	8,100	0
Reserve for Litigation	2,250,000	2,250,000
Total Current Liabilities	6,845,652	4,099,752

Due to Related Party	100,000	0

Long-Term Debt	4,586,315	8,934,294

Total Liabilities	11,531,967	13,034,046

Stockholders' Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 98,688,909
and 86,457,922 Shares Issued and Outstanding at
March 31, 2007 and December 31, 2006 Respectively	98,690	86,459
Additional Paid-in Capital	53,490,250	46,703,202
Subscriptions Receivable	(110,000)	(220,000)
Minority Interest	-	-
Accumulated (Deficit)	(49,535,424)	(44,417,068)
Total Stockholders' Equity	3,943,516	2,152,593

Total Liabilities and Stockholders' Equity	$15,475,483	$15,186,639

See Accompanying Notes to Unaudited Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Restated)

Revenues:
Gas Sales and Pipeline Fees	$1,001,882	$672,506
Construction Services	102,089	129,388
Total Revenues	1,103,971	801,894
Expenses:
Cost of Sales	567,721	376,866
Operating Expenses	83,371	84,531
Depreciation	122,609	115,764
Interest	346,104	111,059
Stock-Based Compensation – Related Parties	3,767,000	445,000
Sales, General and Administrative	1,336,147	1,397,942
Total Expenses	6,222,952	2,531,162

(Loss) From Operations	(5,118,981)	(1,729,268)

Interest and Dividend Income	625	33,620

Net (Loss)	$(5,118,356)	$(1,695,648)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.06)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	92,573,416	79,712,485

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Restated)
Cash Flows Provided (Required) By
Operating Activities:
Net (Loss)	$(5,118,356)	$(1,695,648)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided (Required) By
Operating Activities:
Depreciation	122,609	115,764
Change in Derivative Liability	0	0
Issuance of Common Stock:
For Services Provided – Related Parties	3,767,000	445,000
For Services Provided – Other	599,033	424,500
Changes in:
Accounts Receivable	103,803	128,825
Inventory	(35,448)	25,599
Prepaid Expenses	52,917	31,132
Deferred Charges	308,829	(1,625,458)
Deposits	(150)	(50,000)
Restricted Cash	(608)	(561)
Accounts Payable and Accrued Expenses	706,753	24,626
Customer Deposits	8,100	0

Net Cash Provided (Required) By Operating Activities	514,482	(2,176,221)

Cash Flows (Required)
By Investing Activities:
Acquisitions of Property, Plant and Equipment	(906,031)	(637,301)
Net Cash (Required) By Investing Activities	(906,031)	(637,301)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(CONTINUED)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Restated)

Cash Flows Provided
by Financing Activities:
Proceeds from Stock Subscriptions Receivable	0	110,000
Proceeds from Exercise of Stock Option	200,000	0
Proceeds from Long-Term Loans	26,314	6,644,502
Loan from Related Party	100,000	(3,606)
Repayment of Loan by Related Party	0	0

Net Cash Provided by Financing Activities	326,314	6,750,896

Net Decrease (Increase) in Cash	(65,235)	3,937,374

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$302,202	$5,051,285

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$75,043	$84,657

Cash Payments for Income Taxes	$0	$0

Non-Cash Investing and Financing Activities:
Issuance of Common Stock:
Payments of Accrued Expenses & Accounts Payable	$343,244	$445,000
Conversion of Debentures	2,000,000	0
Cancellation of Common Stock:
In Payment of Stock Subscription	(110,000)	0

Total Non-Cash Investing and Financing Activities	$2,233,244	$445,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3– DEBT FINANCING

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

NOTE 3– DEBT FINANCING (CONTINUED)

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

NOTE 4– COMMON STOCK TRANSACTIONS

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

On February 15, 2007, the Company issued 681,818 shares of its common stock valued at $150,000 to a law firm for legal services related to the Northern Natural Gas Company/Betty Lou Sherrin Litigation matter (see NOTE 3 – Litigation).

On February 21, 2007, the Company issued 69,000 shares of its restricted Company stock valued at $14,490 for preparation of a Research Report.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4– COMMON STOCK TRANSACTIONS (CONTINUED)

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

NOTE 5– SUMMARY OF RESTATED INTERIM REPORT

On November 14, 2007, the Board of Directors of Tidelands Oil & Gas Corporation (the “Company”), determined that the accounting treatment of certain options issued to its directors (the “Options”) originally reported on its Quarterly Report of Form 10-Q for the three months ended March 31, 2007, was incorrect and required revision.  Therefore, the Board of Directors has determined that the financial statements in the Company’s Quarterly Report of Form 10-Q for the three months ended March 31, 2007 should not be relied upon and should be restated.

The adjustments to this Report listed below correct the accounting treatment of the Options to comply with the provisions of Financial Accounting Standards Board Statement No. 123 Share Based Payment (FAS 123(R)).  FAS 123(R) was adopted by the Company on January 1, 2006; however, with respect to the Options, the Company inadvertently failed to record the appropriate expense for such Options in accordance with FAS 123(R).

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

The transaction referred to above relates to non-cash charges and did not affect the Company’s revenues, cash flows from operations, liquidity, assets, liabilities or total stockholders’ equity.

	Three Months Ended March 31, 2007
	Previously	Restatement		Restated
	Reported	Adjustment		Amount

Consolidated Balance Sheets:
Total Assets	$15,475,483	$-		$15,475,483
Total Liabilities	11,531,967	-		11,531,967
Stockholders’ Equity
Common Stock	98,690	-		98,690
Additional Paid-in Capital	50,823,250	2,667,000	(1)	53,490,250
Subscriptions Receivable	(110,000)	-		(110,000)
Accumulated Deficit	(46,868,424)	(2,667,000)	(3)	(49,535,424)
Total Stockholders’ Equity	$3,943,516	$-		$3,943,516

Consolidated Statement of Operations:
Revenues	$1,103,971	$-		$1,103,971
Expenses	3,555,952	2,667,000	(2)	6,222,952
Net (Loss) from Operations	(2,451,981)	(2,667,000)		(5,118,981)
Other Income	625	-		625

Net (Loss)	$(2,451,356)	$(2,667,000)		$(5,118,356)

Net (Loss) per Common Share:
Basic and Diluted	$(0.03)			$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	92,573,416			92,573,416

(1)	Adjust additional paid-in capital to record fair value of stock options issued.
(2)	Adjust expenses to reflect fair value of stock-based compensation.
(3)	Adjust accumulated deficit to reflect additional losses as a result of stock-based compensation expense.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6– RELATED PARTY TRANSACTION

During the quarter, the Company issued 2,642,858 shares of common stock valued at $550,000 to each of its two outside Directors.  In addition to their customary duties as directors, these board members provided regular and ongoing management services to the Company.  This compensation to the two outside Directors represents their compensation for 2007.

NOTE 7– LITIGATION

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

NOTE 7– LITIGATION (CONTINUED)

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

NOTE 7– LITIGATION (CONTINUED)

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

NOTE 7– LITIGATION (CONTINUED)

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

NOTE 7– LITIGATION (CONTINUED)

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

TOTAL COSTS AND EXPENSES: Total costs and expenses increased to $6,222,952 for the three months ended March 31, 2007 compared to $2,531,162 for the three months ended March 31, 2006. The most significant increase occurred in stock based compensation due to issuances of common stock and options for services of directors.

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

SALES, GENERAL AND ADMINISTRATIVE: Sales, General and Administrative Costs (including Stock-Based Compensation) increased to $5,103,147for the three months ended March 31, 2007 compared to $1,842,942 for the three months ended March 31, 2006. Staff and Officer Salaries and Officer Stock Bonuses decreased by $926,332 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was a result of staff reductions undertaken in the fourth quarter of 2006. Director compensation for corporate management and reorganization efforts and legal fees associated primarily with litigation expenses were paid by issuance of common stock in the amount of $1,658,043 for the three months ended March 31, 2007. Of the total Sales, General and Administrative Costs (including stock based compensation of directors) of $5,103,147for the three months ended March 31, 2007, $4,339,533of these costs were paid by issuance of common stock and options and the remaining $763,614 of costs were paid with cash.

INTEREST AND DIVIDEND INCOME: Interest and Dividend income decreased to $625 for the three months ended March 31, 2007 as compared to $33,620 for the three months ended March 31, 2006 due to lower cash balances held in interest bearing accounts during the three months ended March 31, 2007.

NET LOSS: Net loss of $5,118,356 for the three months ended March 31, 2007 represents an increase in loss of $3,422,708 as compared to net loss of $1,695,648 for the three months ended March 31, 2006. This increased loss was primarily due to the increased issuance of common stock and options by the Company for directors’ services and legal fees.

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

Direct capital expenditures during the three months ended March 31, 2007, totaled $906,031. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, additional machinery and equipment for the operation of the Sonterra Energy Corporation propane systems and an investment in a natural gas pipeline and nearby leases for development. Total debt decreased from $13,034,046 at December 31, 2006, to $11,531,967 at March 31, 2007. The decrease in total debt is due primarily to the conversion of $2,000,000 of convertible debentures from the financing transaction of January 20, 2006 into common stock and was offset by an increase in accounts payable. Net loss for the three months ended March 31, 2007, was $5,118,356, an increase in net loss of 202% from the net loss of $1,695,648 for the three months ended March 31, 2006. Basic and diluted net loss per common share increased to $0.06 for the three months ended March 31, 2007, as compared to $0.02 for the three months ended March 31, 2006. The net loss per share calculation for the three months ended March 31, 2007, included an increase in actual and equivalent shares outstanding.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

James B. Smith, our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007.  Based on that evaluation, in light of the restatement of the Company's financial statements to correct the accounting treatment of certain stock options issued to the Board of Directors, Mr. Smith has concluded that these disclosure controls and procedures were ineffective as of the end of the period covered by this Report.

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

TIDELANDS OIL & GAS CORPORATION

Date: January 23, 2008	By:	/s/ James B. Smith
James B. Smith President and Chief Executive Officer