Form 10-Q/A
period 2007-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2008-01-23
CIK 1107104

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

EXPLANATORY NOTE

As previously disclosed in our report on Form 8-K filed on November 19, 2007, the Board of Directors of Tidelands Oil & Gas Corporation, after discussions with our registered independent public accounting firm, determined that the accounting treatment of certain options issued to its directors (the “Options”) originally reported on its Quarterly Report of Form 10-Q for the three and six months ended June 30, 2007 was incorrect and required revision.   We are filing this amendment to the prior report on Form 10-Q for the period ended June 30, 2007 to make this correction.

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

The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

●	The risk-free interest rate is based on the short-term Treasury bond at date of grant.
●	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so.

●	The market price volatility of the Company’s common stock is based on daily historical prices for the twelve months previous to the grant date.
●	The term of the grants is the current year since all grants are vested at the time of the grants; therefore, the entire fair value of stock-based compensation was recorded in 2007.

We have also revised the related narrative as it relates to these changes in the condensed consolidated financial statements, including additional disclosure in the Notes thereto under the heading “Summary of Restated Interim Reports” and have revised the disclosure in Part I, Item 2 “Management’s Discussion and Analysis” and Part I, Item 4 “Controls and Procedures”.  In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Other than as set forth above, there are no other significant changes to the original 10-Q and this 10-Q/A does not reflect events occurring after the filing of the original 10-Q, or modify or update disclosures therein in any other way.

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Restated- Note 7)
	(Unaudited)
Current Assets:
Cash	$85,762	$367,437
Accounts and Other Receivable	163,438	388,754
Inventory	115,782	84,030
Prepaid Expenses	411,571	148,551
Total Current Assets	776,553	988,772

Property Plant and Equipment, Net	10,995,265	12,364,359

Other Assets:
Deposits	187,324	56,708
Cash Restricted	53,703	52,642
Deferred Charges	0	565,221
Goodwill	1,158,937	1,158,937
Total Other Assets	1,399,964	1,833,508

Total Assets	$13,171,782	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities - Note Payable	$7,303,290	$225,000
Accounts Payable and Accrued Expenses	2,381,748	1,624,752
Customer Deposits	9,150	0
Reserve for Litigation	2,250,000	2,250,000
Total Current Liabilities	11,944,188	4,099,752

Long-Term Debt	0	8,934,294

Total Liabilities	11,944,188	13,034,046

Stockholders’ Equity:
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 104,908,344
and 86,457,922 Shares Issued and Outstanding at
June 30, 2007 and December 31, 2006 Respectively	104,909	86,459
Additional Paid-in Capital	55,434,193	46,703,202
Subscriptions Receivable	(110,000)	(220,000)
Minority Interest	-	-
Accumulated (Deficit)	(54,201,508)	(44,417,068)
Total Stockholders’ Equity	1,227,594	2,152,593

Total Liabilities and Stockholders’ Equity	$13,171,782	$15,186,639

See Accompanying Notes to Unaudited Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
	(Restated)

Revenues:
Gas Sales and Pipeline Fees	$405,372	$392,108
Construction Services	78,627	15,016
Total Revenues	483,999	407,124
Expenses:
Cost of Sales	206,876	206,413
Operating Expenses	92,732	99,587
Depreciation	123,135	116,038
Impairment Loss	2,605,061	0
Interest Expense	182,322	373,950
Stock-Based Compensation – Related Parties	1,105,498	597,500
Sales, General and Administrative	834,858	1,002,303
Total Expenses	5,150,482	2,395,791

(Loss) From Operations	(4,666,483)	(1,988,667)

Other Income (Expense)
(Loss) on Sale of Assets	(6,888)	0
Interest and Dividend Income	7,249	28,118
Miscellaneous	38	0
Total Other Income (Expenses)	399	28,118

Net (Loss)	$(4,666,084)	$(1,960,549)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.05)	$(0.03)

Weighted Average Number of Common
Shares Outstanding	101,798,627	80,080,815

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Restated)

Revenues:
Gas Sales and Pipeline Fees	$1,407,254	$1,064,614
Construction Services	180,716	144,404
Total Revenues	1,587,970	1,209,018
Expenses:
Cost of Sales	774,597	583,279
Operating Expenses	176,103	184,118
Depreciation	245,744	231,802
Impairment Loss	2,605,061	0
Interest Expense	528,426	485,009
Stock-Based Compensation – Related Parties	4,872,498	1,187,400
Sales, General and Administrative	2,171,005	2,255,345
Total Expenses	11,373,434	4,926,953

(Loss) From Operations	(9,785,464)	(3,717,935)

Other Income (Expense)
(Loss) on Sale of Assets	(6,888)	0
Interest and Dividend Income	7,874	61,739
Miscellaneous	38	0
Total Other Income (Expenses)	1,024	61,739

Net (Loss)	$(9,784,440)	$(3,656,196)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.10)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	95,683,133	79,876,700

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Restated)

Cash Flows Provided (Required) By
Operating Activities:
Net (Loss)	$(9,784,440)	$(3,656,196)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided (Required) By
Operating Activities:
Depreciation	245,744	231,802
Impairment Loss	2,605,061	0
Issuance of Common Stock:
For Services Provided – Related Parties	4,872,498	1,187,400
For Services Provided – Other	908,967	311,900
Changes in:
Accounts Receivable	225,316	161,714
Inventory	(31,752)	57,858
Prepaid Expenses	(208,854)	(115,873)
Deferred Charges	565,221	(1,264,245)
Deposits	(50)	(60,000)
Restricted Cash	(1,061)	25,096
Accounts Payable and Accrued Expenses	1,100,240	(89,539)
Customer Deposits	9,150	0

Net Cash Provided (Required) By Operating Activities	506,040	(3,210,083)

Cash Flows (Required)
By Investing Activities:
Proceeds from Sale of Assets	2,200	0
Acquisitions of Property, Plant and Equipment	(1,483,911)	(1,383,436)
Net Cash (Required) By Investing Activities	(1,481,711)	(1,383,436)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(CONTINUED)

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Restated)

Cash Flows Provided
by Financing Activities:
Proceeds from Stock Subscriptions Receivable	0	110,000
Proceeds from Exercise of Stock Option	550,000	0
Proceeds from Long-Term Loans	0	6,678,415
Proceeds from Short-Term Loan	143,996	0
Repayment of Loan by Related Party	0	3,219

Net Cash Provided by Financing Activities	693,996	6,791,634

Net Decrease (Increase) in Cash	(281,675)	2,198,115

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$85,762	$3,312,026

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$103,301	$408,657

Cash Payments for Income Taxes	$0	$0

Non-Cash Investing and Financing Activities:
Issuance of Common Stock:
Payments of Accrued Expenses & Accounts Payable	$343,244	$445,000
Conversion of Debentures	2,000,000	0
Legal Fee – Retainer	130,566	0
Prepaid Legal Fees	54,166	0
Cancellation of Common Stock:
In Payment of Stock Subscription	(110,000)	0
Total Non-Cash Investing and Financing Activities	$2,417,976	$445,000

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 4– PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2007 and December 31, 2006 is as follows:

			Estimated
	June 30,	December 31,	Economic
	2007	2006	Life
Pre-Construction Costs:
International Crossings to Mexico	$960,744	$818,271	N/A
Mexican Gas Storage Facility
and Related Pipelines	2,679,894	2,359,451	N/A
Domestic LNG System	2,572,852	1,567,642	N/A
Total	6,213,490	4,745,364
Office Furniture, Equipment and
Leasehold Improvements	182,798	185,174	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	3,501,194	6,106,255	20 Years
Tanks & Lines – Propane Distribution
System	1,913,163	1,908,247	5 Years
Machinery and Equipment	75,185	67,357	5 Years
Trucks, Autos and Trailers	126,464	126,464	5 Years
Pipeline – South TX Gas Production	490,000	490,000	15 Years
Well Equipment	2,371	2,060	5 Years
Leaseholds	11,700	10,000	N/A

Total	12,516,365	13,640,921
Less: Accumulated Depreciation	1,521,100	1,276,562

Net Property, Plant and Equipment	$10,995,265	$12,364,359

Depreciation expense for the six months ended June 30, 2007 and for the year ended December 31, 2006 was $245,744 and $466,241 respectively.

NOTE 5– LONG-TERM DEBT

A summary of long-term debt at June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
	2007	2006
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate, Maturing May 25, 2008	$4,928,999	$4,785,003

Convertible Debentures, Unsecured,
Including Prepaid Interest, Maturing
January 20, 2008	2,374,291	4,374,291
	7,303,290	9,159,294

Less: Current Maturities	7,303,290	225,000

Total Long-Term Debt	$0	$8,934,294

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
JUNE 30, 2007
(UNAUDITED)

NOTE 7– SUMMARY OF RESTATED INTERIM REPORT

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
JUNE 30, 2007
(UNAUDITED)

NOTE 7– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 7– SUMMARY OF RESTATED INTERIM REPORTS (CONTINUED)

SUMMARY OF RESTATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2007
	Previously	Restatement		Restated
	Reported	Adjustment		Amount

Consolidated Balance Sheets:
Total Assets	$13,171,782	$-		$13,171,782
Total Liabilities	11,944,188	-		11,944,188
Stockholders’ Equity
Common Stock	104,909	-		104,909
Additional Paid-in Capital	51,796,193	3,638,000	(1)	55,434,193
Subscriptions Receivable	(110,000)	-		(110,000)
Accumulated Deficit	(50,563,508)	(3,638,000)	(3)	(54,201,508)
Total Stockholders’ Equity	$1,227,594	$-		$1,227,594

Consolidated Statement of Operations:
Revenues	$1,587,970	$-		$1,587,970
Expenses	7,735,434	3,638,000	(2)	11,373,434
Net (Loss) from Operations	(6,147,464)	(3,638,000)		(9,785,464)
Other Income	1,024	-		1,024

Net (Loss)	$(6,146,440)	$(3,638,000)		$(9,784,440)

Net (Loss) per Common Share:
Basic and Diluted	$(0.06)			$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	95,683,133			95,683,133

(1)	Adjust additional paid-in capital to record fair value of stock options issued.
(2)	Adjust expenses to reflect fair value of stock-based compensation.
(3)	Adjust accumulated deficit to reflect additional losses as a result of stock-based compensation expense.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8– RELATED PARTY TRANSACTION

During the quarter, the Company issued 197,582 shares of common stock valued at $24,998 to one outside Director for Corporate Secretary services and related costs.

NOTE 9– LITIGATION

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

NOTE 9– LITIGATION (CONTINUED)

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

NOTE 9– LITIGATION (CONTINUED)

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

NOTE 9– LITIGATION (CONTINUED)

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

NOTE 9– LITIGATION (CONTINUED)

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

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended June 30, 2007 were $5,150,482 versus $2,395,791 for the three months ended June 30, 2006. The primary reason for the increase in Total Costs and Expenses was the non-cash impairment loss of $2,605,061 incurred during the three months ended June 30, 2007 versus no impairment loss for the three months ended June 30, 2006, as well as an increase occurred in stock based compensation due to issuances of common stock and options for services of directors.

NET INCOME (LOSS): Net Loss for the three months ended June 30, 2007 was $4,666,483 versus the Net Loss of $1,960,548 for the three months ended June 30, 2006. The Impairment Loss of $2,605,061 materially affected the increase in Net Loss, as well as an increase in stock based compensation due to issuances of common stock and options for services of directors for the three months ended June 30, 2007 versus the three months ended June 30, 2006.

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

TOTAL COSTS AND EXPENSES:  Total costs and expenses increased to $11,373,434 for the six months ended June 30, 2007 compared to $4,926,953 for the six months ended June 30, 2006. The most significant increase in costs occurred from an impairment loss of $2,605,061 incurred with respect to the natural gas pipeline owned by Reef Ventures, LP and an increase in stock based compensation due to issuances of common stock and options for services of directors.

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

STOCK-BASED COMPENSATION – RELATED PARTIES: Stock-based compensation to related parties increased to $4,872,498 for the six months ended June 30, 2007 compared to $1,187,400 for the six months ended June 30, 2006. The increase resulted primarily from issuances of common stock and options for services of directors, partially offset by a reduction of stock-based compensation paid to the Chief Executive Officer.

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

NET LOSS:  Net loss of $9,784,440 for the six months ended June 30, 2007 represents an increase in loss of $6,128,244 as compared to net loss of $3,656,196 for the six months ended June 30, 2006. This increased loss was primarily due to the impairment loss of $2,605,061 for the period ended June 30, 2007 and an increase in stock based compensation due to issuances of common stock and options for services of directors.

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

Direct capital expenditures during the six months ended June 30, 2007, totaled $1,483,911. The capital expenditures were composed of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional machinery and equipment for the operation of the Sonterra Energy Corporation propane systems. Total debt decreased from $13,034,046 at December 31, 2006, to $11,944,188 at June 30, 2007. The decrease in total debt is due primarily to the conversion of $2,000,000 of convertible debentures from the financing transaction of January 20, 2006 into common stock and was offset by an increase in accounts payable. Net loss for the six months ended June 30, 2007, was $9,784,440, an increase in net loss of approximately 168% from the net loss of $3,656,196 for the six months ended June 30, 2006. Basic and diluted net loss per common share increased to $0.10 for the six months ended June 30, 2007, as compared to $0.05 for the six months ended June 30, 2006. The net loss per share calculation for the six months ended June 30, 2007 included an increase in actual and equivalent shares outstanding.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures.

James B. Smith, our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007.  Based on that evaluation, in light of the restatement of the Company's financial statements to correct the accounting treatment of certain stock options issued to the Board of Directors, Mr. Smith has concluded that these disclosure controls and procedures were ineffective as of the end of the period covered by this Report.

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