Form 10-K
period 2007-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2008-04-15
CIK 1107104

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended: December 31, 2007

Commission File Number: 0-29613

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

The aggregate market value of the issuer's common stock held by non-affiliates was $7,227,149 based on the closing sales price as reported by the NASD OTC Electronic Bulletin Board on April 1, 2008.

As of April 1, 2008, there were 178,739,345 shares of the issuer's common stock outstanding.

Documents Incorporated By Reference: None

TIDELANDS OIL & GAS CORPORATION

FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2007 Annual Report on Form 10-K, including the sections entitled "Risk Factors," "Management's Discussion and Analysis Financial Condition and Results of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

All references to "we," "our," "us" and the "Company" in this Annual Report on Form 10-K refer to Tidelands Oil & Gas Corporation, its subsidiaries and minimum ownership interests in other entities.

ITEM 1. BUSINESS

Business Strategy

Our primary business operations are focused on the (i) development and operation of transportation and storage infrastructure for natural gas in South Texas and the Northern Mexican states of Tamaulipas and Nuevo Leon through our 20% ownership interest in Frontera Pipeline, LLC (“Frontera”) and (ii) the regasification of liquefied natural gas (“LNG”) project in the offshore waters of Southern California. Our business strategies are to:

•	capitalize on expected demand growth for natural gas in Mexico, Texas and California through development of niche energy infrastructure projects designed to address those markets; and

•	share capital costs and risks of these development projects through joint ventures or alliances with strategic financial partners.

Given the large capital requirements for the construction of new midstream energy assets, we anticipate that funding of our projects will be derived primarily through joint ventures and alliances with strategic partners.  Additionally, management will evaluate related acquisition opportunities that compliment our current business strategy.  To date, the Company has not identified any acquisition opportunities and any such opportunities will be conditioned upon obtaining requisite financing.

Frontera Pipeline, LLC and the Burgos Hub Project

The Burgos Hub project is a proposed natural gas pipeline system which would interconnect existing South Texas and Northern Mexico pipeline infrastructure with a proposed natural gas storage facility in Northern Mexico. The Texas pipeline segments, known as the Mission International Pipeline and the Progreso International Pipeline, are proposed to cross the Rio Grande River international boundary and connect to proposed pipelines in Northern Mexico that will also interconnect with the gas storage facility. The expected users of this additional pipeline and storage capacity are industrial firms in Monterrey, Nuevo Leon, the Comision Federal de Electricidad (“CFE”) which has gas-fired power generation plants throughout the market area of the proposed facilities, and Pemex Gas (“PGPB”) which we believe needs the additional infrastructure to divert gas flows from existing pipeline routes and to access additional markets via interconnection with U.S. supply sources.  The Burgos Hub project business strategy is based on providing infrastructure and related services to these customers who are expected to enter into long term capacity reservation agreements with the project company with the goal of providing stable cash flows with predictable returns to the project company.  It is expected that the development of this project will cost a minimum of $600,000,000 and require up to four years to complete.

Previously, the Company had been developing the project with its own resources through its subsidiary in the United States, Sonora Pipeline, LLC (“Sonora”) and its subsidiary in Mexico, Terranova Energia, S. de R.L. de C.V. (“Terranova”).  In September 2007, the Company and Terranova entered into an agreement (the “Purchase Agreement”) with Grand Cheniere Pipeline LLC (“Cheniere”), pursuant to which the Company conveyed an 80% interest in the Company’s “Burgos Hub Project,” which involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.  In connection with the Purchase Agreement, the Company formed a new subsidiary, Frontera, and transferred all rights, permits and assets of the Burgos Hub Project to Frontera.  The Company then sold 80% of the equity interest in Frontera to Cheniere, effectively providing Cheniere with an 80% ownership interest in the Burgos Hub Project.  As part of these agreements with Cheniere, the Company also contributed 100% of the ownership of Sonora to Frontera.  Sonora previously obtained Federal Energy Regulatory Commission (“FERC”) permits for the Mission and Progreso International pipelines to be located between the US and Mexico which are part of the Burgos Hub Project. In December 2007, the Company contributed 100% of the ownership of Marea Associates, LP, Marea GP, LLC and Terranova to Frontera in accordance with its obligations under the Purchase Agreement.

Pursuant to the agreements with Frontera and Cheniere, the Company (i) received an up-front payment of $1 million and (ii) is eligible to earn three additional, separate earn-out payments of $4.8 million, $1.2 million, and $2.0 million.  The Company is also entitled to receive royalty payments based on the capacity of transportation or storage service subscribed with the Burgos Hub Project, ranging from $0.008 per Mmbtu/d for Phase I to $0.002 per Mmbtu/d for Phase II to $0.02 per Mmbtu/year for Phase III, subject to certain caps.  The earn-out payments are dependent upon Cheniere electing to proceed with development of the Burgos Hub Project, which is divided into three phases.  The three phases are generally described as follows:

•
Phase I – construction of the portion of a pipeline extending from the Valero Gilmore Plant, located at Hidalgo County, Texas to Estacion Arguelles, located in Tamaulipas, Mexico, to Station 19 of Pemex Gas y Petroquimica Basica to Monterrey, Mexico.

•	Phase II - construction of the portion of a pipeline extending from the Donna Station to Brazil Storage to Station 19 of Pemex Gas y Petroquimica Basica.

•	Phase III - construction of the Brazil Storage Facility (underground natural gas storage facility to be located in Rio Bravo, Mexico).

Under Frontera’s limited liability company agreement (the “Operating Agreement”), Cheniere will be the manager of Frontera, with sole decision-making and management control of the Burgos Hub Project.  If Cheniere elects to proceed with development of the Burgos Hub Project, it will be responsible for funding the development costs of the three phases; the Company is not required to provide any additional funding other than payment for  the Company’s 20% interest in construction expenditures through additional capital contributions to Frontera.  Should the Company not have sufficient funds, it may elect to fund such additional capital contributions to fund construction expenses by borrowing such funds from Cheniere and executing a promissory note in Cheniere’s favor on the following terms:

•
Mandatory Prepayments.  The Company shall make mandatory prepayments to the note by allowing Cheniere to credit the total amount payable to the Company from any distributions by the Company to the outstanding interest and principal amount of the note.  Such payments shall be made immediately upon the Company’s issuance of a capital distribution.

•
Maturity.  The outstanding principal amounts of the note shall become due and payable, together with any accrued and unpaid interest on that portion of the principal amount, 730 days after the date of the note.

•
Interest.  The Company shall pay interest on the outstanding and unpaid principal amount of the note at a rate per annum equal to 12% compounded annually, payable on the maturity date as well as on each date Cheniere effects a mandatory prepayment of the note.

•
Penalty Interest.  If any amount under the note shall not be paid when due (at stated maturity, by acceleration or otherwise), interest shall accrue on such amount from and including such due date until paid in full at a rate per annum equal to eighteen percent (18%).

•
Security Interest.  As security for the principal amount of the note, all accrued and unpaid interest thereon, and the payment and performance of any other obligation of the Company under the note, the Company shall pledge, assign, transfer and deliver to Cheniere and shall grant to the Cheniere a first lien and continuing and unconditional security interest in, all of its right, title and interest in and to the Company’s interests in Frontera.

The Company is not obligated to make any further development-oriented expenses.  Cheniere will proceed with, and fully fund, all three phases of the Burgos Hub Project; however, Cheniere retains sole discretion regarding whether to proceed with any of the development phases.  Subject to certain terms and conditions, if Cheniere enters into definitive financing agreements with third parties with a debt to capitalization ratio of at least 80% for a specific phase of the Project, but elects not to move forward with the development of such phase, then the Company has certain repurchase rights for Cheniere’s 80% equity interest.

Additionally, the Operating Agreement contains the following terms:

•
Pre-Emptive Rights.  The Company and Cheniere shall each have the pre-emptive right and option to purchase their pro rata share of any new issuance of interests in Frontera at the then price determined by Cheniere.

•
Company Call Right.  If on or after August 1, 2009, there is (i) a final investment decision date for Phase I or Phase II of the Project that has not occurred and (ii) a definitive binding agreement for the financing of any phase of the Project which provides for a debt to total capitalization ratio of at least eighty percent (80%), the Company shall have the right, but not the obligation, to tender a written directive to Cheniere instructing Cheniere to cause such final investment decision date to occur.  Cheniere shall have a period of ninety (90) days to resolve and adopt the applicable final investment decision date.  If Cheniere fails to cause such final investment decision date to occur within such 90 day period, then the Company shall have the right upon notice to Cheniere, to purchase all, but not l0ess than all, of the interest owned by Cheniere for the purchase price set forth in the operating agreement.

•
Cheniere Right of First Refusal.  If the Company proposes to sell its interest in Frontera to any party other than a permitted transferee, the Company shall give notice to Cheniere of the proposed sale and the terms thereof.  Cheniere shall then have the right to purchase such interest on the same proposed terms within 30 days of receiving notice of the proposed sale.

•
Tag-Along Rights.  If Cheniere elects not to exercise its Right of First Refusal as described above, Cheniere shall have the right to participate in the proposed sale of interest by giving notice to the Company and the proposed purchaser of its intent to participate in the sale.

•
Required Sale.  If Frontera decides to (i) transfer all of its outstanding interests to another entity, (ii) effect a merger or consolidation with or into another entity, or sell all or substantially all of its assets to another entity, it shall give notice to its members and all such members shall be obligated to sell their interest and take all other action necessary to consummate such transaction.

In connection with the Purchase Agreement, Frontera entered into a consulting agreement (the “Consulting Agreement”) with the Company, pursuant to which the Company will be paid $25,000 per month for 24 months, subject to certain conditions, for consulting services in connection with the Burgos Hub Project. The Consulting Agreement provides that the Company will not compete with the Burgos Hub Project for a period of three years after termination or expiration of the Consulting Agreement.  As a result of the death of Julio Bastarrachea in December 2007, the amount paid to the Company has been reduced to $10,000 per month for the remainder of the term of the agreement.  In the event (i) the Company terminates its services under the Consulting Agreement without good reason or (ii) Frontera terminates the Consulting Agreement for cause, the Company shall immediately forfeit all of its interest in Frontera.  For purposes of the Consulting Agreement, cause shall mean Frontera has made a good faith determination that the Company, or its key personnel: (i) has been convicted of a misdemeanor involving moral turpitude or any felony; (ii) has committed an act of fraud upon Frontera; (iii) has misappropriated funds or property of Frontera; (iv) has failed to comply in any material way with written policies of Frontera and such written policies have been provided to the Company such that the Company has received reasonable notice of such policies; (v) has failed to use its commercially reasonable efforts in performing its responsibilities; (vi) has materially breached the Consulting Agreement; (vii) engaged in any action which would constitute a breach of ethical business conduct or any applicable laws; (viii) files a petition in bankruptcy, becomes insolvent, or ceases to do business for any reason or (ix) has sold all of its interest in Frontera.

Sonora has received the following authorizations from the FERC, with respect to the Mission and Progreso International Pipelines:

(1) presidential permit and authorization to site, construct, operate and maintain two bi-directional border crossing natural gas facilities at the international boundary between the United States and Mexico; and

(2) certificate of public convenience and necessity to site, construct, operate and maintain the United States portion of a pipeline system consisting of approximately 29 miles of 30-inch diameter pipeline and appurtenant facilities that will extend into Mexico via two border crossings, all to be located in Hidalgo County, Texas.

These natural gas pipelines in the United States will interconnect with the pipeline system being developed by Terranova.  Terranova previously received approval from the Comision Reguladora de Energia (“CRE”) for the interconnecting pipeline segments in Mexico in May 2006.  Terranova has also filed a permit application with the CRE for the construction and operation of the natural gas storage facility in the Brasil field. The storage facility would be served by the proposed pipeline system for which a permit has already been granted by the CRE.

With respect to the permit application for the storage facility, the CRE recently informed representatives of Frontera that consideration of the policy options for granting an award of a storage permit has been delayed due to SENER (the Mexican Energy Ministry) focusing on the energy reform legislative proposals currently being considered by the Mexican legislature. The Company expects that prior to final review of the storage permit filing for the Burgos Hub project, the regulatory scheme for the use of depleted hydrocarbon reservoirs as gas storage facilities will need to be designed and implemented. While the Company is expecting action on the permit in the near future based on statements of the CRE to Frontera representatives, no assurance can be made concerning the actual timing of a decision on the permit nor the conditions of any permit granted.

With respect to the existing pipeline permits now held by Frontera and the expected amendment of those permits to extend service from Station 19 to Monterrey, Nuevo Leon, the CRE indicated its willingness to consider an extension of time to file its final proposal for costs and incomes, tariffs and maximum income for CRE’s evaluation. This final proposal is due to be filed on or before May 23, 2008.  If the extension of time to file these final proposals is not granted, Frontera would not be in compliance with the terms of the original resolution and permit, which could lead to termination of those permitted rights. Frontera representatives have begun the process to extend the time for filing of the required information and we expect to timely file for an extension of time as requested.   If the extension of the current permit is granted, Frontera would proceed with the activities necessary to file for amendment of the current pipeline permit in order to add a new pipeline segment beginning at Station 19 of the National Pipeline System south of Reynosa, Tamaulipas, and extending to a central distribution point in Monterrey, Nuevo Leon. Frontera expects to conduct a valuation of the rights of way for this new pipeline segment, additional gas flow modeling and engineering design work prior to the filing of the application for amendment of the current pipeline permit. These activities are expected to take several more months and must occur prior to the filing of the amendment to the pipeline permits held by Frontera. There is no assurance that Frontera will be awarded such amended permit rights.

As a result of the regulatory hurdles, it is not expected that this project will be developed until 2010.  Frontera expects to file for amendment of the pipeline permit by the end of 2008, with a normal time for review by CRE lasting into 2009 prior to granting of the amended permit if one is granted. Construction activity would not begin until receipt of the amended permit if one is granted and sufficient capacity reservation is secured with creditworthy counterparties.

Esperanza Energy, LLC and the Port Esperanza Project

Esperanza Energy, LLC ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water LNG receiving and regasification terminal near Long Beach, California. It is contemplated that Esperanza would utilize TORP Technology's HiLoad LNG Regas unit that attaches to an LNG tanker, directly vaporizes the LNG as it is offloaded and injects the regasified natural gas into an undersea pipeline for transportation of the natural gas to onshore metering stations and transmission pipelines to supply nearby gas markets. The TORP HiLoad LNG Regas unit eliminates the need for extensive above-ground storage tanks or large marine structures required for berthing and processing of the LNG. Esperanza has conducted its feasibility study for this project with the assistance of LNG, environmental, pipeline and legal advisors and has preliminarily concluded that the project is technically, environmentally and commercially feasible. In 2007, Esperanza finished its initial evaluation of project feasibility and is now considering additional design improvements to deal with expected regulatory legislation relating to greenhouse gas emissions by energy projects in California.  To date, the Company has spent approximately $1.5 million of funds in connection with this project.

The expected timeline for development of the Port Esperanza project is influenced by the preparation of the application in a form sufficient to be “deemed complete” by the Maritime Administration and Coast Guard which are the principal Federal agencies with permit jurisdiction for LNG terminal development in the offshore United States of America waters. After an application is deemed complete, the process of obtaining the approvals is often longer than the statutory time period of approximately one year due to “time out” or suspension of the running of the clock on the application process due to issues raised during the review of the permit application. California state and local agency approvals can also impact the permit approval process beyond the normal time expectations. The focus of the Port Esperanza project team has been to design a project that has anticipated and mitigated these risks during its design phase. We have assembled team members with previous offshore LNG terminal development experience with a view of profiting from their experience in dealing with the various issues raised in the development of an LNG receiving facility in California.  The projected capital expenditures for the project are significant and depending on the final configuration may cost as much as $1 billion with the cost of the permitting process for the USCG/MARAD permit estimated in excess of $20 million.  It is expected that the initial development cost and the required equity in the project will be obtained from co-venturers, and there can be no assurance that such financing can be obtained on favorable terms, if at all.  The Company’s interest in this project will be diluted significantly as a result of any such financing.

The Port Esperanza project is being designed with input from numerous federal, state and local community stakeholders in order to minimize the types of issues that opponents have used to stop other proposed California LNG projects and, thus, maximize the chance that Port Esperanza will successfully receive it’s key development permit – the US Coast Guard Maritime Administration Deep Water Port License (“MARAD permit”) in as an efficient time frame possible.

Preliminary development timeline is:

•	File MARAD application within six months of funding date (the date approximately $20 million is raised by Esperanza);

•	Twelve to eighteen months for MARAD permit processing; and

•	Eighteen months construction commencing upon receipt of MARAD permit.

Our initial design of the LNG regasification facility proposes that:

•	Facility was sited at least 10 miles offshore to avoid offloading large LNG cargo vessels close to populated and/or non-industrialized areas;

•	Did not require siting LNG storage tanks or permanently moored LNG storage vessels;

•	Presented a physically small physical profile so as to minimize shore side views;

•	Did not produce any air emissions in the regasification process or any other facility operations;

•	Addresses evolving legislation concerning greenhouse gas emissions from the LNG value chain; and

•	Landed its natural gas delivery pipeline onshore in an already industrialized area.

We are adopting these parameters as the principal drivers of the project’s design. We believe the project will have significant investment value because:

•	The State of California has officially acknowledged the value of having an LNG terminal in California;

•	The project meets a well-defined need to supply additional natural gas to the California market;

•	The project provides its product into the heart of a very liquid natural gas market;

•	The project economics make it competitive with other natural gas supply options available to California energy consumers; and

•	The project was designed from its most basic elements up to the most technically complex to ensure that it has the lowest environmental impact possible.

Nevertheless, further progress on the project is dependent upon the Company securing additional funding for the MARAD permit application process and complying with state and federal regulations, including environmental laws.  Furthermore, given the complex and lengthy process of development of similar projects in the State of California, no assurance can be given that even with adequate funding, the project will be awarded the required entitlements or site control necessary to finance, build and operate the project.

Discontinued Business Operations

Rio Bravo Energy, LLC and Sonora Pipeline, LLC

Rio Bravo Energy, LLC was formed in August 1998 to operate the Chittim Gas Processing Plant which was purchased in 1999 and was processing natural gas primarily from Conoco Oil's Sacatosa Field. The Sacatosa Field was primarily an oilfield which produced high BTU casinghead gas from which gas processing operations would yield valuable hydrocarbon components such as propane, butane and natural gasolines. As the field depleted, lower volumes of casinghead gas were being delivered by Conoco, and other gas producers could not be contracted with for processing of additional replacement volumes of gas. Therefore, in October 2002, the plant was shut down due to the declining economics associated with low volume operation of the plant. During 2002 through the fourth quarter of 2005, management planned to reopen the plant when adequate volumes of gas from third party producers were obtained to make plant operations economically attractive. However, the Company was unsuccessful in locating a locally available and adequate supply of high BTU natural gas and elected to dispose of the gas plant assets. The plant assets were conveyed to Reef International, LLC in 2007 and then subsequently sold to West Texas Gas, Inc. (“WTG”) in March 2008.  Rio Bravo Energy, LLC served as the parent company for Sonora, as the one percent general partner of Marea Associates, LP and as a less than one percent minority interest in until disposition of the assets in the transaction creating Frontera in September 2007.

Sonora was formed in January 1998 to operate the Sonora pipeline network which has the capability of delivering adequate volumes of natural gas for economic operation of the Chittim Gas Processing Plant. The original pipeline network consisted of approximately 80 miles of gas pipeline. This pipeline network was acquired in conjunction with the Chittim Gas Processing Plant acquisition and was also conveyed to Reef International, LLC in 2007 and subsequently sold to West Texas Gas, Inc. in March 2008. All the Company’s interest in Sonora was conveyed to Frontera in September 2007.

Reef Ventures, LP International Pipeline

The assets of this business consist of two different pipelines: (1) an 8-mile twelve-inch diameter natural gas pipeline with metering and dehydration facilities and (2) a two-mile segment of six-inch diameter pipeline to be used in a future LPG project. The twelve-inch pipeline connects and receives natural gas from a third party pipeline for transmission to the border between Texas and Coahuila, Mexico. The pipeline is buried underneath the Rio Grande River with its termination at the delivery point in Piedras Negras, Coahuila owned by CONAGAS (the local distribution company). Reef Ventures, LP derived its revenues from transportation fees charged to CONAGAS for delivery of natural gas. The LPG project will require the future construction of receiving terminal facilities in Texas, boring and installation of additional six inch diameter pipeline under the Rio Grande River and approximately one mile of additional pipeline in Mexico with an unloading terminal and storage facilities at its termination point. These assets were impaired in 2006 with a significant charge to earnings and have been sold to West Texas Gas, Inc. in March 2008, leaving Reef Ventures, LP with no assets. These assets contributed approximately 4 % of the Company’s revenues in 2007.

Sonterra Energy Corporation Business

The assets of Sonterra Energy Corporation ("Sonterra") subsidiary were sold in January 2008 and consisted of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving the following residential subdivisions in the Austin, Texas area. The subdivisions include:

1.	Arbolago
2.	Austin's Colony
3.	Avonlea
4.	Casalona/Riverbend
5.	Cordillera Ranch
6.	Costa Bella
7.	The Hollows at Northshore
8.	Hills of Lakeway
9.	Jacarandas
10.	Lake Pointe
11.	La Ventana
12.	Lakewinds Estates
13.	Rob Roy Rim
14.	Senna Hills
15.	Sterling Acres
16.	The Point
17.	The Preserve at Barton Creek

These subdivisions contained approximately 2,250 lots which can be supplied with gas service from Sonterra. Currently 1,155 of these lots are metered for use. There are approximately 1,095 unmetered future lots within the above subdivisions where propane service can be connected. These assets contributed approximately 94% of 2007 revenues for the Company and were sold in January 2008. The net proceeds from the sale of this business were used primarily to retire convertible debentures maturing in January 2008.

Tidelands Exploration & Production Corporation

On July 9, 2006, Tidelands Exploration & Production Corporation acquired a 50% interest in a 26-mile natural gas pipeline located in Medina, Atascosa and Bexar Counties in the state of Texas. In addition, the Company also acquired an undivided 50% working interest in two leases with 5 recompleted natural gas wells on approximately 1,000 acres with at least 10 additional natural gas wells for re-entry. These leases are located in Atascosa and Medina counties.  These assets were sold to Bentley Energy Corp. in September 2007 and contributed less than 2% of 2007 revenues to the Company.

Competition

 Frontera Pipeline LLC

 The international pipeline crossing assets that are proposed for development by Frontera compete with existing pipeline companies in the United States such as Kinder Morgan Energy Partners and Tennessee Gas Pipeline for export of natural gas into Mexico. Due to capacity constraints and operational issues on these pipelines as well as existing interconnection issues in Mexico, we believe that Frontera can compete favorably to attract shippers looking for additional capacity and additional markets from which to purchase gas for import into Mexico. Similarly, the export of natural gas from Mexico to U.S. markets represents an opportunity for the proposed assets to compete favorably for shipments of gas by the export marketing division of Pemex.  The size and scope of the import and export market for natural gas between the United States and Mexico is certain to continue to attract the interest of large, well capitalized natural gas pipeline operators and there is no assurance that these companies will not develop new or better projects that have greater market acceptance than the project being developed by Frontera.

 Esperanza Energy LLC

The Port Esperanza project has two primary competitors, Clearwater Port, sponsored by NorthernStar Natural Gas, Inc. and the Oceanway Secure Energy sponsored by Woodside Natural Gas. Both projects are similar to the Port Esperanza project in that they are designed as offshore LNG receiving and regasification facilities that would deliver natural gas to onshore interconnections with the natural gas pipeline systems in the Los Angeles Basin. There is no assurance that a final design for the Port Esperanza project will be superior to our competitors’ designs with respect to compliance with greenhouse gas or other regulatory requirements. Furthermore, one of our competitive projects has its own projects in Australia under development to secure a supply of LNG for its California re-gas terminal project.  We expect competition from entities that will be better capitalized and have larger resources than us, including political resources that we may lack.

Employees

We have six full-time employees including our corporate officers.

Regulation

Natural Gas Pipelines and Storage Facilities

Under the Natural Gas Act (“NGA”), FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” service includes storage service. The proposed Mission and Progreso International pipelines permitted by Sonora and now owned by Frontera will transport natural gas in interstate commerce and thus qualifies as a “natural gas company” under the NGA and is subject to the regulatory jurisdiction of FERC. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

●	rate structures;

●	rates of return on equity;

●	recovery of costs;

●	the services that our regulated assets are permitted to perform;

●	the acquisition, construction and disposition of assets; and

●	to an extent, the level of competition in that regulated industry.

Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Natural gas companies may not charge rates that have not been determined to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

The rates, terms and conditions of service provided by natural gas companies are required to be on file with FERC in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against Sonora’s future FERC-approved rates could have a prospective impact on our revenues associated with providing transmission services on the Mission and Progreso International pipelines.

Failure to comply with the NGA can result in the imposition of administrative, civil and criminal remedies.

In addition, our intrastate natural gas pipeline operations in Texas are subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”), where they are located. Our intrastate pipeline operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The TRRC has authority to ensure that rates charged by intrastate pipelines for natural gas sales or transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.

The TRRC administers federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal remedies.

Since 1995, the CRE has performed the regulatory functions for natural gas pipelines and storage facilities in Mexico with powers similar to the Federal Energy Regulatory Commission in the United States of America. The Company’s former subsidiary, Terranova has been granted a permit by the CRE to construct and operate a natural gas pipeline system in Northern Mexico and has a permit application for an underground natural gas storage facility pending before the CRE.

Offshore LNG Terminal Permit Process

The proposed Port Esperanza offshore LNG terminal is subject to significant federal and state level regulatory processes with respect to the permitting process for the development of the facility. The Deepwater Port Act of 1974, as amended, establishes a licensing system for ownership, construction, and operation of manmade structures beyond the U.S. territorial sea. The act promotes the construction and operation of deepwater ports as a safe and effective means of importing oil and natural gas into the U.S. and transporting oil and natural gas from the outer continental shelf, while minimizing tanker traffic and associated risks.

All deepwater ports must be licensed. The act requires a license applicant to submit detailed plans for its facility to the Secretary of Transportation. The act also requires the Secretary to designate an adjacent coastal state(s) for consultation, and requires the consent of the governor of that state(s) for license approval. The California State Lands Commission acts as the lead agency for the permitting of an LNG terminal located offshore in California coastal waters.  The act also mandates compliance with the National Environmental Policy Act (NEPA).

The Secretary has delegated the processing of deepwater port applications to the U.S. Coast Guard and the Maritime Administration. The Secretary also delegated to MARAD his authority to issue, transfer, amend, or reinstate a license for the construction and operation of a deepwater port.

The license review process is driven by a series of legally mandated deadlines, totaling a maximum of 356 calendar days from the date that the application is filed. The act mandates that there be one NEPA process for all federal agencies in the license application review process. Hence, there is a need to fully incorporate all of the necessary information and analysis to meet federal (and state) environmental requirements in the one NEPA document. The granting of the federal or state permits or other authorities based on the NEPA analysis may occur at a later date. However, the NEPA process for the license application review must conclude that the proposal is substantially in compliance.

The Coast Guard has a maximum of 21 days from the date of application submittal to perform a completeness review. If determined complete, the Coast Guard then has a maximum of 5 days to publish a notice of filing in the Federal Register.

The Federal Register notice triggers a maximum 240-day period in which to perform an application review, complete a NEPA process, and hold a final public hearing in the designated adjacent coastal state(s).

The act mandates that there be at least one public hearing in the adjacent coastal state(s) for each application. The final public hearing must occur no later than 240 days after the publication of the Notice of Filing in the Federal Register. The final public hearing then triggers a maximum 90-calendar day deadline for the Secretary of Transportation (as delegated to the Administrator of MARAD) to make a decision whether to grant, grant with conditions, or deny the application.

This 90-day period is divided into two 45-day periods. Federal agencies and the governor of the adjacent coastal state(s) have 45 days after the final public hearing to make their final comments on the application. The Secretary of Transportation (as delegated to the Administrator of MARAD) has a subsequent 45 days to make the decision.

All together, these various periods of time consume a total of 356 calendar days from the date that an application is submitted to the Coast Guard.

Insurance

Companies engaged in the petroleum products distribution and storage business may be sued for substantial damages in the event of an actual or alleged accident or environmental contamination. We maintain $1,000,000 of liability insurance. There can be no assurance that we will be able to continue to maintain liability insurance at a reasonable cost in the future, or that a potential liability will not exceed the coverage limits. Nor can there be any assurance that the amount of insurance carried by us will enable us to satisfy any claims for which we might be held liable resulting from the conduct of our business operations.

General

The Company was incorporated under the laws of the State of Nevada in February 1997.

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

Financial Condition Risks

We have a history of operating losses and expect operating losses for the foreseeable future.

We incurred significant historical losses and we expect to incur losses for the foreseeable future.   For the year ended December 31, 2007, we lost $11,834,333 and for the year ended December 31, 2006, we lost $11,836,925. These losses were caused primarily by:

•	financing costs in connection with acquisitions made in prior years and the issuance of convertible debentures;
•	limited volumes of gas transported through the international pipeline crossing;
•	pre-development and operating expenses associated with the development of additional pipeline, LNG, and storage projects in Texas, Mexico and California;
•	idle assets not producing revenue, such as the gas plant and associated pipeline;
•	default interest penalties regarding a convertible debenture financing;
•	expenses of litigation defense and disposition of unprofitable and non-core business segments; and
•	increased employee related salaries, stock-based compensation and related costs.

We lack sufficient capital to fund operations for the balance of 2008.

At December 31, 2007, we had current assets of $924,722, current liabilities of $12,512,248 and a working capital deficit of $11,587,526.   We believe that we will require approximately $150,000 of working capital per month which requires that we obtain approximately $1,350,000 of capital to meet working capital needs for 2008.  We do not have any credit facilities in place nor do we have any commitments for equity investments.  Accordingly, we will be reliant upon best efforts debt and/or equity financings to fund working capital needs.  We cannot give any assurance that this additional financing could be obtained on attractive terms or at all. Lack of funding could force us to curtail substantially, or cease, our operations.

We will need to discharge $1,850,000 of current liabilities in 2008.

After giving effect to the Sonterra transaction in January 2008 and the WTG transaction in March 2008, the Company has approximately $1,850,000 of current notes payable, accounts payable and accrued expenses that require payment or other satisfaction during 2008.  This amount is in addition to the $1,350,000 of working capital required in 2008.  We will need to raise capital or issue shares of our common stock to discharge these obligations.  Failure to satisfy these obligations on a timely basis will adversely affect our financial condition.

Our financial statements have been prepared assuming that we will continue as a going concern.

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant accumulated losses as of December 31, 2007. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended December 31, 2007 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. We estimate that in order to pay outstanding accounts payable, accrued expenses, current maturities of promissory notes and fund ongoing operations, the Company will need to raise additional capital in the approximate amount of $3,200,000 during the remainder of calendar year 2008.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

We do not expect to generate revenue for the foreseeable future.

The Frontera and Esperanza projects will not result in revenues for the Company for the foreseeable future, if at all.  Accordingly, the Company will continue to rely upon external sources of best-efforts financings to fund working capital requirements for the foreseeable future. Any equity financings will result in substantial dilution to our then-existing stockholders given the current market price for our common stock. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company.

Business Risks

Cheniere has the ability, in its sole discretion, to determine to cease development of the Burgos Hub Project.

Cheniere has the sole managerial authority and right to make all decisions regarding the continuation, financing and general development of the Burgos Hub Project.  Accordingly, there can be no assurance that the Burgos Hub project will be developed or, if it is developed, that it will be developed to the extent described herein.

There is no assurance that Frontera can obtain financing for and regulatory approval of completion of the Burgos Hub project.

The Burgos Hub project will require significant financing, of which there is no assurance that Cheniere will provide, or obtain, the required financing in order to complete the development of this project.  Likewise, completion of this project requires regulatory approval that is subject to factors outside of our control.

The Esperanza project is in preliminary stages and there can be no assurance that the project can be completed.

The Company lacks the capital resources to develop the Esperanza project and the development of this project will be dependent upon our obtaining a financial partner, of which there can be no assurance that we can negotiate acceptable terms, if at all.  The permitting and development of the Esperanza project will require federal and state regulatory approval, of which there is no assurance that we can obtain such approvals.  Accordingly, the completion of the Esperanza project is subject to numerous contingencies outside of our control.

We face competition from entities that are better capitalized and have larger resources.

We will be competing with other established operators in our market. Many of these companies have greater capital, marketing and other resources than we do. There can be no assurance that we will successfully differentiate ourselves from our competitors. Market entry by any significant competitor may have an adverse effect on our business strategy.

We operate in highly competitive markets in competition with several different companies.

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

Growing our business by constructing new pipelines and LNG regasification facilities subjects us to construction risks and there is no guaranty that raw natural gas supplies will be available upon completion of the facilities.

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

Our business is dependent upon prices and market demand for natural gas, which are beyond our control and have been extremely volatile.

We are subject to significant risks due to fluctuations in commodity prices, primarily with respect to the prices of gas that we may own as a result of our transportation and distribution activities.  The markets and prices for residue gas depend upon factors beyond our control. These factors include demand for oil, and natural gas, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;
•	the level of domestic oil and natural gas production;
•	the availability of imported oil and natural gas;
•	the availability of local, intrastate and interstate transportation systems;
•	the availability and marketing of competitive fuels;
•	the impact of energy conservation efforts; and
•	the extent of governmental regulation and taxation.

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

Our business projects subject us to state and federal government regulations, including environmental laws, which could adversely affect our business.

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

Governmental Regulation of our pipelines could increase our operating costs.

 The FERC’s oversight of entities subject to the NGA includes the regulation of rates, entry and exit of service, acquisition, construction and abandonment of transmission facilities, and accounting for regulatory purposes. The implementation of new laws or policies that would subject us to regulation by the FERC under the NGA could have a material adverse effect on our financial condition and operations. Similarly, changes in the method or circumstances of operation, or in the configuration of facilities, could result in changes in our regulatory status. In addition, we are subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth, methods of welding and other construction-related standards.  Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities.

Our business involves hazardous substances and may be adversely affected by environmental regulation.

Many of the operations and activities of our proposed facilities are subject to significant federal, state and local environmental laws and regulations. These include, for example, laws and regulations that impose obligations related to air emissions and discharge of wastes from our facilities and the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Liability may be incurred without regard to fault for the remediation of contaminated areas. Private parties, including the owners of properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

There is inherent risk of the incurrence of environmental costs and liabilities in the business of handling natural gas and other petroleum products, air emissions, historical industry operations, waste disposal. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We cannot assure you that we will not incur material environmental costs and liabilities. Furthermore, we cannot assure you that our insurance will provide sufficient coverage in the event an environmental claim is made against us.

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

Our pipelines may be subject additional costs and liabilities related to environmental and safety regulations.

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

Our business operations are also subject to regulatory actions by state and federal authorities in Mexico.

Frontera will be involved in the development of infrastructure projects through its wholly owned Mexican entity, Terranova, in Mexico. The risk of indirect or regulatory actions by state or federal authorities in Mexico which may inhibit, delay, hinder or block projects under development in Mexico is very high given the history of operations conducted by past businesses other than the Company in Mexico. There is a substantial risk that a set of actions taken by commission or omission by the various actors in the public, private, nongovernmental and/or social sectors could negatively impact a project or investment in Mexico. The legal system employed in Mexico is dramatically different in its structure and method of operation compared to the common law foundation present in the United States of America. The level of legal protection afforded investors by the North American Free Trade Agreement has not materially improved from a foreign investor's viewpoint.

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

Our pipeline system operations will be subject to operational hazards and unforeseen interruptions.

The proposed operations of our pipeline systems are subject to hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events, beyond our control. A casualty occurrence might result in injury and extensive property or environmental damage. Although we intend to maintain customary insurance coverages for gathering systems of similar capacity, we can offer no assurance that these coverages will be sufficient for any casualty loss we may incur.

There are many operational risks related to our natural gas operations.

The natural gas business involves certain operating hazards. The availability of a ready market for our natural gas products also depends on the proximity of reserves to, and the capacity of, natural gas gathering systems, pipelines and trucking or terminal facilities. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. We do not, and likely will not, carry business interruption insurance. The occurrence of such an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Our business involves many hazards and operational risks, some of which may not be covered by insurance.

Our operations will be subject to the many hazards inherent in the gathering, compressing, treating and processing of raw natural gas and NGLs and storage of residue gas, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We will likely not be fully insured against all risks incident to our proposed business. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition.

OTC Bulletin Board Market Risks

Trading in our common stock on the OTC Bulletin Board may be limited.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange. Trading of our securities on the OTC Bulletin Board is sporadic and volatile. You may have difficulty reselling any of our common stock shares.

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

We cannot assure you that a liquid transparent trading market for our common stock will develop or be sustained. You may not be able to resell your shares at or above the price you paid for them. The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to factors such as the following, most of which are beyond our control:

•	the operations, regulatory, market and other risks discussed in this section;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings against us; and
•	future sales of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease our San Antonio executive office on a month-to-month basis, with a current monthly lease payment of $3,400.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below and in the prior reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Company prior reports, the Company was a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  A trial date was set for January 7, 2008. On December 3, 2007, ZG Gathering, Ltd. filed a Suggestion of Bankruptcy which stayed the case.  On December 13, 2007, Betty Lou Sheerin non-suited with prejudice all of her claims against Tidelands Oil and Gas Corporation and Tidelands Oil and Gas Corporation non-suited with prejudice all of its claims against Betty Lou Sheerin.  The claims between Northern Natural Gas Company, Betty Lou Sheerin, the Estate of Kenneth Lay, and the Estate of Charlton Hadden were severed from the claims between Northern, ZG Gathering, Ltd., and Tidelands Oil and Gas Corporation.  The claims between Northern Natural Gas Company and Betty Lou Sheerin then proceeded to trial on January 7, 2008 in the State District Court.  The jury in that case concluded, among other things, that Northern Natural Gas is the owner of the note in question, that Betty Lou Sheerin agreed to be obligated on the note, that she failed to comply with the note, and that the unpaid principal and accrued interest on the note  was $1,950,000.00.   The jury’s complete findings are on file in the court’s record in Cause No. 2002-CI-16421.  No final Judgment has been entered in this matter.  On February 26, 2008, ZG Gathering, Ltd. filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Northern Natural Gas Company, Tidelands Oil & Gas Corporation and ZG Gathering, Ltd.  There is no setting yet for the trial of the removal action, and the parties are in advanced settlement discussions.

Matter No. 2

Cause No. GN 500948, Goodson Builders, Ltd., Plaintiff, vs. Jim Blackwell, BNC Engineering, Et. Al, Defendants, was filed April 7, 2005, in the 345th District Court of Travis County, Texas.  This case principally involves a claim by Goodson Builders, Ltd. (“Goodson”) against Toll Brothers Property, LP (“Toll Brothers”) alleging that Toll Brothers engaged in fraud and wrongful non-disclosure of material information by failing to disclose a propane easement affecting certain real estate Toll Brothers sold to Goodson.  Goodson also sued Sonterra alleging trespass by Sonterra by its use of the easement.  Toll Brothers has filed a counterclaim against Goodson seeking sanctions on the ground that Goodson’s claims are frivolous.  Toll Brothers has offered a witness who is Goodson’s former employee and it has obtained photographs of the propane tank prior to the Goodson’s purchase.  Goodson seeks damages in the hundreds of thousands of dollars.  Insurance would not cover the damages.

On May 9, 2007, the trial court awarded summary judgment against Goodson and in favor of all Defendants as to the existence of the easement.  The court issued orders to this effect on July 3, 2007.  The judgment explicitly recognizes the existence of an easement for the propane tank and for Sonterra’s maintenance of the tank.  Goodson has amended its claims to allege violation of setback requirements for the tank.

Both Blackwell and Toll Brothers have filed motions for sanctions against Goodson.  On July 5, 2007, Blackwell was granted partial hearing on his motion and the trial court indicated that it would grant sanctions if Goodson did not adequately address the motion in its pleadings.

Goodson has made a settlement offer to Toll Brothers and the other Defendants, including Sonterra, which is currently under negotiation by the parties.

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

The above matters were each filed against Sonterra in May 2005 and involve the same claims arising from the same propane service agreement.  In each case, the plaintiff initially brought claims against Sonterra arising from Sonterra’s alleged failure, as an assignee of the propane service agreement, to pay easement use fees to the plaintiff.

Sonterra has obtained summary judgment as to the plaintiffs’ respective breach of contract and failure of assignment claims arising from the alleged failure to pay easement use fees.  Sonterra has also won a second summary judgment as to the plaintiffs’ respective claims alleging unpaid developer bonuses and seeking reformation of the agreements to require payment of easement use fees.  The parties to the lawsuit have agreed to dismiss the remainder of the claims in order to make the summary judgments final and is anticipated that the court will issue a final judgment in the next several weeks.  The plaintiffs have indicated they will appeal the final judgment after it is issued.

Impact of Sale of Sonterra on Matters 2 and 3

With respect to matters 2 and 3 above, which name Sonterra as a defendant (the “Sonterra Litigation”), in January 2008, the Company sold all of the issued and outstanding stock of Sonterra to Bentley Energy Corporation (“Bentley”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”).  The Stock Purchase Agreement obligates the Company to indemnify Bentley and Sonterra and its successors for the Sonterra Litigation, as described in the Stock Purchase Agreement.  The Company’s indemnification obligations must first be satisfied through a $75,000 holdback amount, but there is no financial limitation on the amount of the Company’s liability under the Stock Purchase Agreement or temporal limitation on the duration of the Company’s liability under the Stock Purchase Agreement other than the statutory limitations period.  The Company does not anticipate that its liability under the Stock Purchase Agreement will exceed the $75,000 holdback amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Fiscal Quarter Ended:	High	Low

December 31, 2007	0.31	0.10
September 30, 2007	0.38	0.10
June 30, 2007	0.24	0.09
March 31, 2007	0.30	0.18

December 31, 2006	0.57	0.26
September 30, 2006	0.84	0.51
June 30, 2006	1.18	0.51
March 31, 2006	1.18	0.78

As of April 1, 2007, we had an aggregate of 102 stockholders of record as reported by our transfer agent, Signature Stock Transfer Co., Inc.  Certain shares are held in the "street" names of securities broker dealers and we estimate the number of stockholders which may be represented by such securities broker dealer accounts may exceed 5,000.

Dividends and Dividend Policy

There are no restrictions imposed on the Company that limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2007, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.  We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities & Equity Repurchases

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our active business segments are primarily focused on development and operation of transportation and storage infrastructure for natural gas in South Texas and the Northern Mexican states of Tamaulipas and Nuevo Leon and the receipt and regasification of liquefied natural gas in the offshore waters of Southern California.

In 2007, we derived most of our revenue from transportation fees from delivery of natural gas to Conagas, the local distribution company in Piedras Negras, Coahuila, through the pipeline owned by Reef Ventures, LP and the sale of propane gas to residential customers through the assets owned by Sonterra. Sonterra also performed construction services for third party utility companies. We also billed consulting services to Frontera in connection with the Burgos Hub project

In 2007, the Company focused its efforts on debt and risk reduction and disposition of underperforming and non-core assets. Progress towards these objectives was realized through minimization of overhead cash burn rate, through asset dispositions and through formation of a joint venture to shift the costs of project development to a partner.

During 2007, we attempted to negotiate for capacity reservation charges with potential shippers of natural gas to obtain commitments that would service existing indebtedness on the Reef Ventures’ International Pipeline, but we were unsuccessful in obtaining any new commitments. In fact, revenues from this business unit declined from the prior years. During the quarter ended March 31, 2008, no gas was transported for a fee and no revenues were earned by the Reef Ventures, LP business unit. In March 2008, we sold our pipeline system owned by Reef Ventures, LP to WTG and utilized the proceeds of sale along with an associated issuance of our common stock to retire over $5,300,000 of indebtedness owed to Impact International, LLC (“Impact”).

In September 2007, we disposed of the pipeline assets and natural gas properties of another underperforming business segment, Tidelands Exploration & Production, Inc. as part of a settlement agreement with Michael and Royis Ward and their controlled entities. The $280,000 of proceeds from that settlement and the extinguishment of further liabilities of the Company were used for general working capital purposes. These assets produced revenues that were insignificant when compared to the associated liabilities of this business segment.

Also during 2007, we attempted to negotiate a restructuring of the existing convertible debenture indebtedness to a group of investors led by Palisades Master Fund, LP. We were unable to come to mutually acceptable terms in that restructuring effort and in January 2008, we sold the stock of Sonterra Energy Corporation, our propane distribution business segment for $3,000,000 and utilized the proceeds from that sale to retire the convertible debentures and repurchase certain outstanding warrants.

In September 2007, we entered into a series of agreements with Cheniere Energy, Inc. which resulted in the transfer of 80% of our interest in the Burgos Hub project to Cheniere in exchange for an up front payment of $1,000,000, the payment of a consulting fee to the Company for 24 months, and the potential for further payments and royalties to the Company in the event that Cheniere makes final investment decision with respect to various phases of the Burgos Hub project and capacity reservation agreements are executed.  Furthermore, the agreements with Cheniere provide for the Company’s responsibility of funding 20% of construction expenditures of the various phases of the Burgos Hub project up to the point of final investment decision through additional capital contributions to Frontera.  Should the Company not have sufficient funds, it may make such additional capital contributions to fund construction expenses by borrowing such funds from Cheniere on the terms set forth in Item I above.  Management believes that the assumption of development stage costs and responsibility by Cheniere is a meaningful future contribution to the reduction of risk and that the upfront payment and future potential payments called for in the agreements are advantageous to the Company in debt reduction and eventual cost recovery of the Company’s investment in the Burgos Hub project.  The Company will not receive and revenues or cash flow from Frontera for the foreseeable future, if at all, and it will be responsible for funding certain expenses.

The Company does not expect to receive any revenues or cash flow from the Esperanza project in the foreseeable future, if at all, and the Company will be required to expend additional capital in order to further this project.

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

REVENUES: As of the date of March 31, 2008, the Company has discontinued all revenue generating business segments. Accordingly, its Statement of Consolidated Operations for the years ended December 31, 2007 and 2006 reflect no revenues from continuing operations.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $8,131,861 for the twelve months ended December 31, 2006 to $8,200,707 for the twelve months ended December 31, 2007, an increase of $68,846. Decreases in selling, general and administrative costs and the absence of any reserve for litigation were offset by the increase in stock based compensation to related parties during the twelve months ended December 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE – RELATED PARTIES: Selling, General and Administrative  – Related Parties increased from $0 for the twelve months ended December 31, 2006 to $3,638,000 for the twelve months ended December 31, 2007, an increase of $3.638,000. The entire amount of this increase was attributable to the cost of stock option grants to directors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative Expenses decreased from $5,856,101 for the twelve months ended December 31, 2006 to $4,537,635 for the twelve months ended December 31, 2007, a decrease of $1,318,466. Reductions in payroll and other administrative costs accounted for most of the decrease.

RESERVE FOR LITIGATION: No reserve for litigation was recorded for the twelve months ended December 31, 2007 which resulted in a decrease in cost for litigation reserves of $2,250,000 as compared to the twelve months ended December 31, 2006.

OTHER INCOME (EXPENSES): Other income (Expenses) decreased from ($3,306,221) for the twelve months ended December 31, 2006 to ($901,410) for the twelve months ended December 31, 2007, a decrease in expense of $2,404,811. The majority of this decrease in other expenses was the result of a decrease in interest expense which decreased from $3,404,149 for the twelve months ended December 31, 2006 to $1,064,510 for the twelve months ended December 31, 2007. The decrease of $2,339,639 was due to a reduction in interest expense payable with respect to the convertible debentures issued in 2006.

NET LOSS FROM CONTINUING OPERATIONS: Net loss from continuing operations decreased by $2,335,965 for the twelve months ended December 31, 2007 as compared with the twelve months ended December 31, 2006. The principal source of reduced loss was a decrease in interest expense for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006.

NET LOSS FROM DISCONTINUED OPERATIONS:  Net loss from discontinued operations increased by $2,333,373 for the twelve months ended December 31, 2007 as compared with the twelve months ended December 31, 2006. The principal source of increased loss was an impairment loss of $2, 605,601 with respect to the carrying value of the assets of Reef Ventures, LP which were subsequently sold on March 25, 2008.

DIRECT CAPITAL EXPENSES:  Direct capital expenditures during the twelve months ended December 31, 2007, totaled $1,987,338. The capital expenditures were composed primarily of increased pre-construction costs regarding potential international pipeline crossings and storage facilities in Mexico, pre-construction costs regarding an offshore LNG terminal in Southern California, and additional equipment for the operation of the Sonterra Energy Corporation propane systems. Total debt decreased from $13,034,036 at December 31, 2006, to $12,512,248 at December 31, 2007. The decrease in total debt is due primarily to the receipt of funds from the partnership transactions with Cheniere Energy as reported on Form 8K dated September 28, 2007. Net loss from continuing operations for the twelve months ended December 31, 2007, was ($9,102,117) a decrease in net loss of 20.4% from the net loss from continuing operations of ($11,438,082) for the twelve months ended December 31, 2006. Basic and diluted net loss from continuing operations per common share decreased to ($0.09) for the twelve months ended December 31, 2007, as compared to ($0.14) for the twelve months ended December 31, 2006. Net loss from discontinued operations for the twelve months ended December 31, 2007, was ($2,732,216) an increase in net loss from discontinued operations of 585% from the net loss from discontinued operations of ($398,843) for the twelve months ended December 31, 2006. Basic and diluted net loss from discontinued operations per common share increased to ($0.03) for the twelve months ended December 31, 2007, as compared to ($0.01) for the twelve months ended December 31, 2006. The net loss per share calculation for both continuing and discontinued operations for the twelve months ended December 31, 2006, included an increase in actual and equivalent shares outstanding.

Liquidity and Capital Resources

The Company is not currently generating any significant revenues from continuing operations and has incurred significant operating losses.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its working capital needs in 2008 raise substantial doubt about its ability to continue as a going concern.

At December 31, 2007, we had current assets of $924,722, current liabilities of $12,512,248 and working capital deficit of $11,587,526.   After giving effect to the Sonterra transaction in January 2008 and the WTG transaction in March 2008, the Company has approximately $1,850,000 of current notes payable, accounts payable and accrued expenses that require payment or other satisfaction during 2008.  We will need to raise capital or issue shares of our common stock to discharge these obligations.  Additionally, we believe that we will require approximately $150,000 of working capital per month which requires that we obtain approximately $1,350,000 of capital to meet working capital needs for 2008.  We do not have any credit facilities or commitments for equity investments in place.  Accordingly, we will be reliant upon best efforts debt and/or equity financings to fund the payment of current liabilities and working capital needs.  We cannot give any assurance that this additional financing could be obtained on attractive terms or at all.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at December 31, 2007, is as follows:

	Payments due by period
	1 year or less	2 – 3 Years	4 – 5 Years	More than 5 Years
Credit Facilities	7,533,309	--	--	--
Operating Leases	--	--	--	--
Employment and consulting contracts (1)	3,512,500	7,087,500	6,525,000	--
Total	11,045,809	7,087,500	6,525,000	--

(1)  Does not include perquisites.

Off Balance-Sheet Arrangements

As of December 31, 2007 and 2006, the Company did not have any significant off balance-sheet arrangements except for a liability for a Suite License Agreement with the San Antonio Spurs, LLC, which was assumed by the Company’s former President.

New Accounting Standards and Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 141 “Business Combinations” (“SFAS No. 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 141(R) and assessing the impact it may have on the Company.

Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 and assessing the impact it may have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure various financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company in the first quarter of 2008. At the present time, the Company does not expect to apply the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements for Apache. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to materially impact the Company’s consolidated financial statements; however, it could result in additional disclosures related to the use of fair values in the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, 2007, we had cash of $5,794.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

Baum & Company, P.A. (“Baum”) served as the Company’s independent auditor until June 2007, when we terminated our relationship with Baum and engaged RBSM, LLP (“RBSM”) to serve as our independent auditor.  In January 2008, we replaced RBSM with Malone & Bailey, PC (“Malone & Bailey”) who currently serves as our independent auditor.

The reports of Baum dated April 13, 2007 and April 14, 2006, on our condensed consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles for the years ended December 31, 2006 and December 31, 2005.  However, the report for the year ended December 31, 2006 contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern.  During the two fiscal years ended December 31, 2006 and 2005, and through the subsequent interim period up to the time of its replacement, there were no disagreements with Baum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to their satisfaction, would have caused them to make reference to the matter in their report.

RBSM did not issue any reports on the Company’s consolidated financial statements during the most recent two fiscal years and through the subsequent interim period up to the time of its replacement.  During RBSM’s period of engagement, there were no disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RBSM, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  For the year ended December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2007, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to certain errors in accounting for equity-based compensation that were reported for the three month period ended March 31, 2007 and six month period ended June 30, 2007.  The errors were discovered in connection with the preparation of the Company’s September 30, 2007 unaudited financial statements. Upon reviewing and updating our accounting and disclosures related to equity-based compensation for the nine months ended September 30, 2007, the Company discovered its errors. Upon this determination, management and the Board of Directors were alerted to the facts and circumstances regarding the errors in accounting for the equity-based compensation.  As a result, we determined that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of three month period ended March 31, 2007 and six month period ended June 30, 2007.  Subsequent thereto, we implemented the following remedial measures to address the identified material weaknesses:

•
We reviewed all equity-based compensation agreements to assure the issuance of the equity instruments have been properly accounted for and disclosed in our financial statements in accordance with generally accepted accounting principles.

•
We have improved the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures applicable to the accounting and disclosure of equity based instruments.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Evaluation Of Disclosure Controls And Procedures

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Date became director or officer
James B. Smith	54	Director, President, CFO	August 16, 2003
Robert Dowies	57	V.P.	October 18, 2004
Carl Hessel	44	Director	January 28, 2004
Ahmed Karim	35	Director and Secretary	October 21, 1998

JAMES B. SMITH: In December 2006, Mr. Smith was appointed Chief Executive Officer and President in addition to his role as Chief Financial Officer. Mr. Smith first joined Tidelands in August 2003, as a Senior Vice President and Chief Financial Officer and joined our board of directors in June 2005.  Mr. Smith received a Bachelor of Science degree from Texas A&M University and a Master of Professional Accounting degree from the McCombs School of Business at the University of Texas at Austin. His professional experience includes public accounting practice with Ernst & Young where he was a Tax Manager serving publicly traded and private energy clients. He is licensed as a Certified Public Accountant and Real Estate Broker in Texas and Colorado. From 1992 through 2003, Mr. Smith operated his own consulting and tax practice for energy related clients. From 1996 through 2003, he directed the financial affairs and tax planning for several closely held corporations engaged in land development in Colorado. During this period, Mr. Smith also participated as a partner, shareholder and financial officer for several closely held entities engaged in natural gas exploration and production activities including the operation of a large natural gas gathering system.

ROBERT W. DOWIES: In October 2004, Robert W. Dowies was appointed to serve as our Vice President of Gas Markets and Supply.  Mr. Dowies has over 30 years experience in energy marketing, ten years as the owner of a natural gas trading company and 20 years with a public utility.  From 1998 to October 2004, Mr. Dowies worked for Trebor Energy Resources, Inc. in Houston, Texas. Mr. Dowies’ principal responsibilities were the development of financial alliances with various energy merchants and producers providing a $50 million dollar credit support for gas marketing activities, financial trading accounts, pipeline transportation agreements, storage strategies and capital projects. Mr. Dowies developed and implemented marketing strategies and designed and coordinated the construction and implementation of a natural gas gathering system.

CARL HESSEL: In January 2004, Mr. Hessel joined our board of directors. Mr. Hessel founded Margaux Investment Management Group, S.A. which is located in Geneva, Switzerland in 2001 and continues to operate this investment fund.  Prior to 2001, Mr. Hessel served as Vice President of Merrill Lynch where he was responsible for creating global high net worth management platform. Mr. Hessel began his career at Goldman Sachs and helped build the Scandinavian ultra-high net worth market.  Mr. Hessel received his M.B.A. from Wharton Business School and a degree in Finance and Management from the University of Pennsylvania.  Mr. Hessel was awarded the Marcus Wallenberg Foundation's Scholarship.

AHMED KARIM: Mr. Karim has served as a director and Secretary since 1998.  Mr. Karim is a graduate of Simon Fraser University and he holds a degree in Business Administration, specializing in marketing and international business.  Mr. Karim has been involved in private equity investments for over five years, and since 1995, his business experience has included work with Quest Investments Group and Interworld Trade and Finance where his responsibilities included marketing, finance and investor relations.

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

Elements of Executive Compensation.  The compensation we provide to our executive officers primarily consists of the following:

·	annual base salary,

·	annual cash bonuses which are discretionary and/or based on the achievement of annual performance objectives,

·	stock awards,

·	stock options,

·	perquisites and other personal benefits, and

·	401(k) with certain matching contributions by the Company.

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

During its review of base salaries for executives, the Board of Directors primarily considers:

·	internal review of the executive’s compensation, both individually and relative to other officers;

·	individual performance of the executive;

·	qualifications and experience of the officer;

·	the complexity of our operations;

·	our ability to compete with other companies, including larger, more established and better capitalized companies, for the recruitment and retention of skilled management; and

·	the financial condition and results of operations of the Company.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Incentive Cash Bonuses.  In addition to base salary, historically, the Company has maintained a practice of paying incentive cash bonuses tied to an executive's performance.  These bonuses are discretionary and based upon individual performance as well as Company performance.  In 2007, incentive cash bonuses were not awarded to the named executive officers.

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

Generally all of the stock awards that are granted to our executive officers have been fully vested at the time of grant. Stock option grants may be fully vested or subject to vesting over time and/or other conditions. Generally, stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant; however, under our stock greens and option plans, the Board of Directors retains discretion to grant options with exercise prices either above or below the then-current fair market value.

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

Profit and Revenue Sharing.  The Company does not compensate its executive officers through profit and revenue sharing.  The Company believes that the long-term viability and success of the Company and maximum shareholder value are dependent upon the financing and development of various energy infrastructure projects. These projects may require a longer-term focus and may not result in increased sales or revenue in the short term. Therefore, the Company believes that our executive officers will have their interests more closely aligned with that of our shareholders, if a larger portion of their compensation is equity-based rather than revenue sharing based.

Retirement and Other Benefits.

The Company offers a 401(k) plan with certain matching contributions by the Company to all of our employees including the named executive officers.

We also offer various fringe benefits to all of our employees, including our named executive officers, on a non-discriminatory basis, including group policies for medical insurance.  Mr. Smith, our Chief Executive Officer and Chief Financial Officer received an automobile allowance of $12,000 per year.  The compensation committee believes such benefits are appropriate and assist Mr. Smith in fulfilling his employment obligations.

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

Other Components of Compensation.  As described below under “Employment and Consulting Agreements,” the Company’s employment and consulting agreements provide for severance benefits in the event the executives or consultants are terminated without cause.

Employment and Consulting Agreements

James B. Smith.  In March 2007, we entered into an employment agreement with Mr. Smith in his capacities as Chief Executive Officer and President. Mr. Smith’s employment agreement has a term of five years, with an annual cash salary of $300,000. In addition, Mr. Smith is entitled to an annual stock grant with a fair market value of $1 million. Therefore, the number of shares granted to Mr. Smith each year will vary based on our stock price. Mr. Smith is entitled to all employee benefits generally provided by the Company to employees. He is also entitled to an annual automobile allowance of $12,000 and supplemental disability insurance and a life insurance policy payable to his heirs in the amount of $2 million. Mr. Smith continues to serve as Chief Financial Officer, but does not receive any additional compensation specifically for such duties. If the Company terminates Mr. Smith’s employment without cause, as defined in the employment agreement, Mr. Smith is entitled to continue to receive payment of his cash and annual equity compensation for the remainder of the five year term.

Robert W. Dowies.  Mr. Dowies entered into a three-year employment agreement with the Company in September 2007.  His annual salary is $150,000.  He is also entitled to receive the following equity compensation:  (i) during the first year of the agreement, he is entitled to receive shares of the Company’s common stock in an amount valued at $50,000; (ii) during the second year of the agreement, he is entitled to receive shares of the Company’s common stock in an amount valued at $100,000; (iii) during the third year of the agreement, he is entitled to receive shares of the Company’s common stock in an amount valued at $150,000.  If the Company terminates Mr. Dowies’ employment agreement without cause, as defined in therein, Mr. Dowies is entitled to receive (i) his base salary on a semi-monthly basis for the remainder of the three-year term and (ii) the remaining unissued grant of equity compensation to which he is entitled pursuant to the agreement.

Ahmed Karim.  Mr. Karim entered into a five-year consulting agreement with the Company in January 2008 whereby he agreed to provide the Company with various business development services.  Mr. Karim’s annual salary is $1,000,000, which may be paid through the issuance of shares of the Company’s common stock.  If the Company terminates Mr. Karim’s consulting agreement without cause, as defined in therein, Mr. Karim is entitled to continue to receive all amounts payable for the remainder of the five year term.

Carl Hessel.   Mr. Hessel entered into a five-year consulting agreement with the Company in January 2008 whereby he agreed to provide the Company with various business development services.  Mr. Hessel’s annual salary is $1,000,000, which may be paid through the issuance of shares of the Company’s common stock.  If the Company terminates Mr. Hessel’s consulting agreement without cause, as defined in therein, Mr. Hessel is entitled to continue to receive all amounts payable for the remainder of the five year term.

Change of control agreements

We do not have any agreements providing for compensation or benefits to our employees in the event of a change of control of the Company.

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($) (4)	Total ($)

James B Smith	2007	276,225	--	--		16,800	293,025
President, CEO and CFO	2006	185,880	7,745	324,500	(2)	14,220	532,345

Julio Bastarrachea	2007	59,481	--	86,250	(3)	--	145,731
V.P. Business Development	2006	61,909	2,579	142,500	(3)	1,158	208,146

Robert W. Dowies	2007	112,500	--	106,139	(2)	--	218,639
V.P. Marketing	2006	99,999	4,167	63,400	(3)	1,742	169,308

Ahmed Karim	2007	54,000	--	--		--	54,000
Secretary	2006	36,000	--	--		--	36,000
______________
(1)
(2)	Includes a stock award of 150,000 shares on September 25, 2006, with a value of $87,000, for services rendered in his capacity as member of the Board of Directors.
(3)	Fair market value of common stock grants.
(4)	Includes (i) $12,000 per year automobile allowance and life insurance premiums for Mr. Smith and (ii) matching 401(k) contributions for each executive officer.

Grants of Plan-Based Awards

The following table contains data relating to the grants of plan-based awards for our named executive officers for the fiscal year ended December 31, 2007.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock Awards: Number of Shares of Stock	Option Awards; Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)

James B. Smith	2/28/2007					5,000,000	0.21	889,000

Julio Bastarrachea	6/6/2007				250,000			37,500
	9/21/2007				250,000			48,750

Robert W. Dowies	4/18/2007				50,000			8,000
	6/6/2007				250,000			37,500
	9/25/2007				277,778			51,389
	9/25/2007				50,000			9,250

Ahmed Karim	2/13/2007				500,000			115,000
	2/28/2007					5,000,000	0.21	889,000
	3/1/2007				642,858			135,000
	3/4/2007				1,500,000			300,000
	5/23/2007					5,000,000	0.12	485,500
_______________
(1)	Stock award granted as compensation for services as a member of the Board of Directors.
(2)
This column reflects the grant date fair value of stock awards under SFAS 123R. With respect to stock awards, the value was calculated as the number of shares multiplied by the average of the bid and ask of the day.

Outstanding Equity Awards at Fiscal Year End

The following table contains data relating to the outstanding equity awards for our named executive officers for the fiscal year ended December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James B. Smith	5,000,000	--	--	0.21		2/28/17		--	--	--	--
Julio Bastarrachea	--	--	--	--		--		--	--	--	--
Robert W. Dowies	--	--	--	--		--		--	--	--	--
Ahmed Karim	10,000,000	--	--		(1)		(1)	--	--	--	--
 __________________

(1)	5,000,000 of these shares are exercisable at $0.21 per share and expire on February 28, 2017, and 5,000,000 of these shares are exercisable at $0.12 per share and expire on May 23, 2017.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

James B Smith	--		889,000	(2)	889,000

Ahmed Karim	--	550,000	1,374,500	(2)	1,924,500

Carl Hessel	--	550,000	1,374,500	--	1,924,500
__________________

(1)
Each director received a grant of our common stock shares throughout the year as compensation for director fees and each award vested immediately upon the grant. Accordingly, the grant date fair value of each of these awards, calculated in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 Share Based Payment (FAS 123(R)), is the same as the amount of compensation expense we reflected in our financial statements with respect to each of these awards. The grant date fair value of each of these awards is estimated based on the fair market value of our common stock at the time of the grant.

(2)	Messrs. Smith and Karim received compensation as named executive officers.

Committees of the Board & Director Independence

Our Board of Directors is currently composed of three directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules.  Because our common stock is traded on the NASD OTC Electronic Bulletin Board, which is not a securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2008, there were 178,739,345 shares of our common stock outstanding The following table sets forth certain information with respect to beneficial ownership of shares of the Company's common stock as of April 1, 2008 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and named executive officers and (iii) all directors and executive officers of the Company as a group. The information is the table is based on our records, information filed with the Securities and Exchange Commission and information provided to us. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class

Beneficial Owners of more than 5%:
Impact International, LLC (1)	48,703,160	27.2%

Named Executive Officers and Directors:
James B. Smith (2)	12,703,762	7.1%
Ahmed Karim (3)	18,940,498	10.6%
Carl Hessel (4)	20,022,952	11.2%
Robert W. Dowies (5)	867,778	*
Julio Bastarrachea (6)	650,000	*
All directors & executive officers as a group (5 persons) (7)	53,184,990	29.8%
___________________________
* Less than 1%

(1)	The business address for Impact International LLC is 111 W. 5th St. Ste.720, Tulsa, OK 74103.
(2)	Includes options to purchase 5,000,000 shares of our common stock. The business address for Mr. Smith is 1862 W. Bitters Rd., San Antonio, TX 78248.
(3)	Includes options to purchase 10,000,000 shares of our common stock. The business address for Mr. Karim is 1463 Terrace Ave, Vancouver A1 V7R 1B5.
(4)	Includes options to purchase 5,380,953 shares of our common stock. The business address for Hessel is c/o Margaux Investment Management Group, S.A., 9 Rue de Commerce, CH 1211 Geneva 11, Switzerland.
(5)	The business address for Mr. Dowies is 1862 W. Bitters Rd., San Antonio, TX 78248.
(6)	Mr. Bastarrachea passed away in December 2007 and these shares are now held by his estate, the address of which is 3103 Eisenhauer L24, San Antonio, Texas 78209.
(7)	Includes options to purchase 20,380,593 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average Exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity Compensation Plans approved by security holders	None		None	None

Equity Compensation Plans not approved by security holders	5,000,000	(1)	N.A. (No options outstanding)	-0-
	35,000,000	(2)	$0.175	19,157,556
Total	40,000,000		$0.175	19,157,556
_______________________
(1)
On November 2, 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares.  As of January 1, 2007, there were 3,351,122 shares available for grants which were all utilized in 2007.

(2)
On February 14, 2007, the Company adopted the 2007 Non-Qualified Stock Grant and Option Plan. The Plan reserved 35,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants.  The purpose of this Plan is to provide these persons with equity-based compensation and incentives to make significant contributions to our long-term performance and growth by aligning their economic interests more closely with those of our shareholders, and to attract and retain personnel. In some instances, awards under the Plan may also be used to conserve cash by paying all or a portion of an individual’s and other service provider’s fees in stock.  At the end of December 31, 2007, shares of 19,157,556 remained available for future stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to Mr. Smith’s employment agreement, he was issued 3,571,429 shares of the Company’s common stock valued at $250,000 as of March 31, 2008.  Pursuant to Mr. Karim’s consulting agreement, he was issued 3,571,429 shares of the Company’s common stock valued at $250,000 as of March 31, 2008.  Pursuant to Mr. Hessel’s consulting agreement, he was issued 3,571,429 shares of the Company’s common stock valued at $250,000 as of March 31, 2008.

In March 2008, the Company entered into an agreement with WTG for the sale of all of the issued and outstanding membership interests of Reef International, LLC and Reef Marketing, LLC., which consist of assets related to the “River Crossing Project”, the “Carrizo Springs Pipeline System”, the “Peña Creek Gathering System” and the “Chittim Gas Plant” collectively referred to as the “Assets”).  The total purchase price for the Assets was $2,484,265 (the “Purchase Price”), and the execution by WTG of a Throughput Payment Agreement (the “Throughput Payment Agreement”) with Impact.  Prior to the date of this transaction, Impact owed 8,812,980 shares of Company common stock.  The Company delivered $2,436,825 of the Purchase Price to Impact, as partial repayment of the outstanding principal and interest of a promissory note made by the Company to Impact dated May 25, 2004, in the original principal amount of $6,523,773.30.  The Company repaid the remainder of the outstanding principal and interest on the note by requiring WTG to enter into the Throughput Payment Agreement with Impact for which Impact credited the outstanding note balance $876,231 and by issuing 39,890,180 shares of the Company’s common stock valued at $0.05 per share or a total of $1,994,509 to Impact upon the closing.  The total consideration described above of $5,307,505 liquidated the outstanding note balance in full.  Upon closing, Impact owns a total of 48,703,160 shares of Company common stock, which equates to approximately 27.1% of our issued and outstanding common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees for 2006 and $20,125 of the 2007 fees to its accountant, Baum & Co., P.A. of Coral Springs, Florida.  The Company paid or accrued $111,824.50 of the 2007 fees to RBSM, LLP, for interim review services and accrued $70,000 for its principal accountant, Malone & Bailey, P.C., for the 2007 audit.

	Year End 12-31-07	Year End 12-31-06
(1) Audit Fees	$201,950	$114,350
(2) Audit-related Fees	-0-	53,625
(3) Tax Fees	-0-	-0-
(4) All other fees	-0-	-0-
Total Fees	$201,950	$167,975

The Company’s principal accountant, Malone & Bailey, P.C., did not engage any other persons or firm other than the principal accountant’s full-time permanent employees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2007 and 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

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
2.4
Purchase and Sale Agreement for Reef Ventures, LP by and Between Impact International, LLC (“Impact”) and Coahuila Pipeline, LLC, (“Coahuila”), (jointly “Seller”) and Tidelands Oil & Gas Corporation (“Tidelands”) and Arrecefe Management, LLC (“Arrecefe”), (jointly “Buyer”) dated May 25, 2004 with Exhibits.
Incorporated by reference Exhibit 10 to 8-K filed June 25, 2004
2.5
Purchase and Sale Agreement for Reef Marketing, LLC and Reef International, LLC by and between Tidelands Oil & Gas Corporation and Impact International, LLC and Coahuila Pipeline, LLC dated April 16, 2003.
Incorporated by reference to Exhibit 10.1 to 8-K filed on May 8, 2003
2.6	Agreement of Limited Partnership of Reef Ventures, LP	Incorporated by reference to Exhibit 10.2 to 8-K filed on May 8, 2003
3.0	Certificates of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.0 to 8-K filed on April 24, 2006
3.1	Restated Articles of Incorporation of Tidelands Oil & Gas Corporation., a Nevada corporation.	Incorporated by reference to Exhibit 3.0 to SB-2 filed on December 17, 2004
3.2	Restated Bylaws of Tidelands Oil & Gas Corporation.	Incorporated by reference to Exhibit 3.1 to SB-2 filed on December 17, 2004
4.0	Form of Original Issue Discount Convertible Debentures with Palisades Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd	Incorporated be reference to Exhibit 10.2 to 8-K filed on January 25, 2006
4.1	7% Convertible Debenture Mercator Momentum Fund, LP	Incorporated by reference to Exhibit 10.2 to 8-K filed on December 3, 2004
4.2	7% Convertible Debenture Mercator Momentum Fund III, LP	Incorporated by reference to Exhibit 10.3 to 8-K filed on December 3, 2004
4.3	7% Convertible Debenture Monarch Pointe Fund, LP	Incorporated by reference to Exhibit 10.4 to 8-K filed on December 3, 2004
10.1	Form of Series “A” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.4 to 8-K filed on January 25, 2006
10.2	Form of Securities Purchase Agreement with Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.2 to 8-K filed on January 25, 2006
10.3	Form of Series “A” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.4 to 8-K filed on January 25, 2006
10.4	Form of Series “B” Common Stock Purchase Warrant Palisades Master Fund, Crescent International, Ltd., Double U Master Fund, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Fund, Ltd.	Incorporated by reference to Exhibit 10.5 to 8-K filed on January 25, 2006
10.5	Form of Registration Rights Agreement with Palisades Master Fund, Crescent International, Ltd., Double U Master, LP, JGB Capital, LP, Nite Capital, LP and RHP Master Ltd.	Incorporated by reference to Exhibit 10.2 to 8-K filed on January 25, 2006

10.6	Employment Agreement with James B. Smith as CEO and President *	Incorporated by reference to Exhibit 10.1 to 8-K filed April 3, 2007
10.7	Employment Agreement with Michael Ward *	Incorporated by reference to Exhibit 10.0 of SB-2 filed December 17, 2004
10.8	Employment Agreement with James B. Smith (as CFO) *	Incorporated by reference to Exhibit 10.1 of SB-2 filed December 17, 2004
10.9	Employment Agreement with Robert Dowies *	Incorporated by reference to Exhibit 10.2 of SB-2 filed December 17, 2004
10.10	2003 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10 of Form S-8 filed on June 11, 2003
10.11	2004 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10 of Form S-8 filed on June 11, 2003
10.12	2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.1 of Form S-8 filed on February 16, 2007
10.13	Form of Option Grant under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.2 of Form S-8 filed on February 16, 2007
10.14	Form of Stock Award Agreement under 2007 Non-Qualified Stock Grant and Option Plan *	Incorporated by reference to Exhibit 10.3 of Form S-8 filed on February 16, 2007
10.15	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to 8-K/A filed on December 3, 2004
10.16	Warrant Margaux	Incorporated by reference to Exhibit 10.5 of SB-2 filed December 17, 2004
10.17	Warrant Margaux	Incorporated by reference to Exhibit 10.6 of SB-2 filed December 17, 2004
10.18	Stock Purchase Warrant Impact	Incorporated by reference to Exhibit 10.3 to 8-K filed on May 8, 2003
10.19	Registration Rights Agreement Impact	Incorporated by reference to Exhibit 10.4 to 8-K filed on May 8, 2003
10.20	Amended Stock Purchase Warrant Impact International	Incorporated by reference to Exhibit 10 to 8-K filed on June 25, 2004
10.21	Registration Rights Agreement with Mercator Group	Incorporated by reference to Exhibit 10.5 to 8-K filed on December 3, 2004
10.22	Warrant to Purchase Common Stock Mercator Momentum Funds, LP $0.87	Incorporated by reference to Exhibit 10.6 to 8-K filed on December 3, 2004
10.23	Warrant to Purchase Common Stock Mercator Momentum Funds, LP $0.80	Incorporated by reference to Exhibit 10.7 to 8-K filed on December 3, 2004
10.24	Warrant to Purchase Common Stock Mercator Momentum Fund, III, LP $0.87	Incorporated by reference to Exhibit 10.8 to 8-K filed on December 3, 2004
10.25	Warrant to Purchase Common Stock Mercator Momentum Fund III, LP $0.80	Incorporated by reference to Exhibit 10.9 to 8-K filed on December 3, 2004
10.26	Warrant to Purchase Common Stock Monarch Pointe Fund III, LP $0.87	Incorporated by reference to Exhibit 10.10 to 8-K filed on December 3, 2004
10.27	Warrant to Purchase Common Stock Monarch Pointe Fund III, LP $0.80	Incorporated by reference to Exhibit 10.11 to 8-K filed on December 3, 2004
10.28	Warrant to Purchase Common Stock Mercator Advisory Group, LLC. $0.87	Incorporated by reference to Exhibit 10.12 to 8-K filed on December 3, 2004
10.29	Warrant to Purchase Common Stock Mercator Advisory Group, LLC $0.80	Incorporated by reference to Exhibit 10.13 to 8-K filed on December 3, 2004
10.30	Promissory Note for Aircraft Prepaid Lease	Incorporated by reference to Exhibit 10.4 to 10-Q filed on August 21, 2006
10.31	Aircraft Prepaid Lease/Use Agreement	Incorporated by reference to Exhibit 10.3 to 10-Q filed on August 21, 2006
21.1	List of Subsidiaries	Included with this filing
23.1	Consent of Malone & Bailey	Included with this filing
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act.	Included with this filing
32.1	Chief Executive Officer-Section 906 Certification pursuant To Sarbanes-Oxley Act	Included with this filing

* Management or compensatory plan or arrangement.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 15, 2008.

Tidelands Oil & Gas Corporation

By: /s/ James B. Smith
       James B. Smith
       President CEO, CFO and Director

___________________________

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Smith	President, CEO, CFO and Director	April 15, 2008
James B. Smith

/s/ Ahmed Karim	Director	April 15, 2008

/s/ Carl Hessel	Director	April 15, 2008
Carl Hessel

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

TIDELANDS OIL & GAS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tidelands Oil & Gas Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Tidelands Oil & Gas Corporation (the “Company”) as of December 31, 2007, and the related statements of consolidated operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Oil & Gas Corporation as of December 31, 2007, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
April 14, 2008

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
YEARS ENDED

ASSETS
	December 31,	December 31,
	2007	2006
Current Assets:
Cash	$5,794	$257,015
Accounts and Other Receivable	7,116	4,692
Prepaid Expenses	177,099	55,546
Current Portion of Assets of Discontinued Operations–Held for Sale	734,713	671,519
Total Current Assets	924,722	988,772

Property Plant and Equipment, Net of accumulated depreciation of $81,202 and $56,129, respectively – Continuing Operations	2,953,661	4,812,632
Property Plant and Equipment, Net – Discontinued Operations–Held for Sale	4,118,666	7,551,727
Total Property, Plant and Equipment, Net	7,072,327	12,364,359

Investment in Affiliate	2,809,801	-
Other Assets:
Deposits	200,379	53,800
Cash Restricted	43,467	26,447
Deferred Charges	-	565,221
Goodwill	800,428	800,428
Non-Current Portion of Assets of Discontinued Operations–Held for Sale	386,048	387,612
Total Other Assets	1,430,322	1,833,508

Total Assets	$12,237,172	$15,186,639

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current Maturities – Note Payable	$7,533,039	$225,000
Accounts Payable and Accrued Expenses	1,985,829	1,195,334
Reserve for Litigation	2,250,000	2,250,000
Current Portion of Liabilities of Discontinued Operations–Held for Sale	743,380	429,418
Total Current Liabilities	12,512,248	4,099,752

Long-Term Debt	-	8,934,294

Total Liabilities	12,512,248	13,034,046

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 108,226,836 and 86,457,922
Shares Issued and Outstanding at 2007 and 2006, respectively	108,227	86,459
Additional Paid-in Capital	55,868,098	46,703,202
Subscriptions Receivable	-	(220,000)
Accumulated Deficit	(56,251,401)	(44,417,068)
Total Stockholders’ Equity (Deficit)	(275,076)	2,152,593

Total Liabilities and Stockholders’ Equity (Deficit)	$12,237,172	$15,186,639

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS
YEARS ENDED

	December 31,	December 31,
	2007	2006

Revenues:
Gas Sales and Pipeline Fees	$-	$-
Total Revenues	-	-
Costs and Expenses:
Depreciation	25,072	25,760
Selling, General and Administrative - Related Parties	3,638,000	-
Selling, General and Administrative	4,537,635	5,856,101
Reserve for Litigation	-	2,250,000
Total Costs and Expenses	8,200,707	8,131,861

Loss From Operations	(8,200,707)	(8,131,861)

Other Income (Expense):
Loss on Sale of Assets	-	(1,407)
Interest Expense	(1,064,510)	(3,404,149)
Interest and Dividend Income	997	106,198
Miscellaneous	162,103	(6,863)
Other Income (Expenses)	(901,410)	(3,306,221)

Net Loss from Continuing Operations	(9,102,117)	(11,438,082)
Net Loss from Discontinued Operations	(2,732,216)	(398,843)
Net Loss	$(11,834,333)	$(11,836,925)

Net Loss Per Common Share: Basic and Diluted
Net Loss from Continuing Operations	$(0.09)	$(0.14)
Net Loss from Discontinued Operations	(0.03)	(0.01)
Total	$(0.12)	$(0.15)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	99,745,829	80,475,359

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL AND GAS CORPORATION
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common	Stock	Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Receivable	(Deficit)	Equity (Deficit)
Balance
December 31, 2005	78,495,815	$78,497	$40,818,174	$(550,000)	$(32,580,144)	$7,766,527

Issuance of Common
Stock for Services	2,810,000	2,810	2,161,490	--	--	2,164,300

Issuance of Common
Stock in Payment of
Interest Based
Liquidated Damages	2,828,304	2,828	1,694,154	--	--	1,696,982

Issuance of Common
Stock for Repayment
of Convertible Debentures	1,823,803	1,824	1,584,885	--	--	1,586,709

Issuance of Common
Stock for Repayment
of Accrued Expense	500,000	500	444,500	--	--	445,000

Collection of Stock
Subscriptions	--	--	--	330,000	--	330,000

Rounding	--	--	(1)	--	1	--

Net Loss	--	--	--	--	(11,836,925)	(11,836,925)
Balance
December 31, 2006	86,457,922	$86,459	$46,703,202	$(220,000)	$(44,417,068)	$2,152,593

Issuance of Common
Stock for Services	13,731,027	13,731	2,491,073	--	--	2,504,804

Issuance of Common
Stock for Repayment
of Convertible Debentures	2,298,848	2,299	1,997,701	--	--	2,000,000

Issuance of Common
Stock for Repayment
of Accrued Expense	1,526,283	1,526	341,718	--	--	343,244

Cancellation of Stock
Subscriptions	(1,000,000)	(1,000)	(219,000)	220,000	--	--

Issuance of Common
Stock for Legal Retainer	593,709	594	130,022	--	--	130,616

Issuance of Common
Stock as Result of Exercise
of Stock Options	4,619,047	4,619	785,381	--	--	790,000

Share-Based Compensation
in Issuance of 25 Million
10-year Stock Options	--	--	3,638,000	--	--	3,638,000

Rounding	--	(1)	1	--	--	--

Net Loss	--	--	--	--	(11,834,333)	(11,834,333)
Balance
December 31, 2007	108,226,836	$108,227	$55,868,098	$--	$(56,251,401)	$(275,076)

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED

	December 31,	December 31,
	2007	2006

Cash Flows Provided From
Operating Activities:
Net Loss
From Continuing Operations	$(9,102,117)	$(11,438,082)
From Discontinued Operations	(2,732,216)	(398,843)
Adjustments to Reconcile Net Loss
To Net Cash Used In
Operating Activities:
Depreciation
From Continuing Operations	25,072	25,760
From Discontinued Operations	390,086	440,481
Loss on Disposal of Equipment	179,444	4,500
Impairment Loss – Discontinued Operations	2,605,061	-
Issuance of Common Stock:
For Services Provided – Related Parties	5,011,763	1,796,800
For Services Provided – Other	1,131,041	367,500
For Payment of Interest	-	1,696,982
Changes in:
Accounts Receivable	31,349	79,704
Inventory	(140,102)	58,174
Prepaid Expenses	(108,661)	35,387
Deferred Charges	565,221	(42,704)
Deposits	(13,413)	(565,221)
Accounts Payable and Accrued Expenses	1,436,901	844,198
Reserve for Litigation	-	2,250,000
Customer Deposits	10,800	-

Net Cash Used In Operating Activities	(709,771)	(4,845,364)

Cash Flows From
Investing Activities:
Reduction of Investment in Affiliate	959,670	-
(Increase) Decrease in Restricted Cash	(18,006)	24,161
Proceeds from Sale of Assets	310,236	-
Acquisitions of Property, Plant and Equipment	(1,987,338)	(2,814,512)
Disposals of Equipment	-	21,500

Net Cash Used In Investing Activities	(735,438)	(2,768,851)

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
(CONTINUED)
YEARS ENDED

	December 31,	December 31,
	2007	2006

Cash Flows From
Financing Activities:
Proceeds from Collections of Stock Subscriptions Receivable	-	330,000
Proceeds from Exercise of Stock Options	790,000	-
Proceeds from Long-Term Loans	-	288,235
Proceeds from Short-Term Loans	373,745	-
Proceeds from Issuance of Convertible Debentures	-	6,569,750
Repayment of Convertible Debentures	-	(608,750)
Proceeds from Repayment of Loan by Related Party	-	288,506

Net Cash Provided by Financing Activities	1,163,745	6,867,741

Net Increase (Decrease) in Cash	(281,464)	(746,474)

Cash at Beginning of Period	367,437	1,113,911

Cash at End of Period	$85,973	$367,437

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$125,817	$1,409,645

Cash Payments for Income Taxes	$-	$-

Non-Cash Activities:
Issuance of Common Stock:
Operating Activities	$6,142,804	$3,861,282
Payments of Accrued Expenses & Accounts Payable	343,244	445,000
Conversion of Debentures	2,000,000	1,586,709
Legal Fee – Retainer	130,616	-
Reclassification of Assets Transferred to Affiliate	(3,769,471)	-
Cancellation of Common Stock:
In Settlement of Stock Subscriptions	(220,000)	-

Total Non-Cash Activities	$4,627,193	$5,892,991

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 27, 2006, the Company organized Esperanza Energy, LLC, a wholly-owned subsidiary, for the purpose of developing and operating an offshore California liquefied natural gas (LNG) receiving terminal.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (Continued)

On September 11, 2007 the Company’s wholly-owned subsidiary, Tidelands Exploration and Production Corporation, sold its 50% interest in the 26-mile natural gas pipeline and the various leases and natural gas wells as described above.

On September 26, 2007, the Company formed a new subsidiary, Frontera Pipeline, LLC (“Frontera”), a Delaware limited liability company, and agreed, upon approval of applicable governmental authorities, to transfer all rights, permits and assets of the Burgos Hub Project (described further below) to Frontera.

On September 28, 2007, the Company sold 80% of the equity interest in Frontera.  At closing, the Company contributed 100% of the ownership of its subsidiary, Sonora Pipeline, LLC (“Sonora”) to Frontera.  Sonora had been engaged in obtaining Federal Energy Regulatory Commission (“FERC”) permits to construct two pipelines to be located between the U.S. and Mexico which would be part of the Burgos Hub Project.

On December 31, 2007, the Company contributed Terranova and other related wholly-owned subsidiaries to Frontera.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the disclosure of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported consolidated assets and consolidated liabilities which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Inventory, which primarily consists of propane related to our wholly-owned propane distribution subsidiary, is carried at the lower of cost or market.  Inventory relates to Sonterra, the Company’s propane gas distribution organization, which has been shown as discontinued operations in the accompanying financial statements.  See NOTE 6.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share

The Company accounts for net loss per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is based upon the net loss applicable to the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.  Due to the Company’s losses during the periods presented, basic and diluted losses per share are equivalent as the affect of common stock equivalents would have been anti-dilutive.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of businesses acquired.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.  Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  As the result of acquisitions during 2004 and 2005, the Company recorded goodwill in the amount of $1,158,937.  The Company evaluates the carrying value of goodwill on a quarterly basis.  As part of the evaluation, the Company compares the fair value of each reporting to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized..  Based upon management’s impairment review of goodwill, the Company concluded no impairment was necessary during 2007 or 2006.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenues for 2007, including discontinued operations, were derived principally (86%) from the sale of propane gas to residential customers, as well as charges generated from transportation fees (13%).  The Company’s revenues for 2006 were derived principally (79%) from the sale of propane gas to residential customers, as well as charges generated from transportation fees (13%).  Additional revenues, 12% and 8% in 2007 and 2006 respectively, were the result of construction services performed in the various subdivisions which were the recipients of the propane gas hook-ups.

Revenues are recognized for sales of propane gas to residential customers at the time of monthly billings based on meter readings provided by company employees.

Revenues are recognized for transportation charges related to our international pipeline at the time of monthly billings based on meter readings provided by independent contractors.

Construction service revenues are recognized and billed monthly after completion of the contracted job.

Concentrations of Credit Risk

Periodically, the Company may have cash deposits with banks in excess of FDIC insured limits.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

New Accounting Standards and Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 141 “Business Combinations” (“SFAS No. 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 141(R) and assessing the impact it may have on the Company.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards and Recently Issued Accounting Pronouncements (Continued)

Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 and assessing the impact it may have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure various financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company in the first quarter of 2008. At the present time, the Company does not expect to apply the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements for Apache. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to materially impact the Company’s consolidated financial statements; however, it could result in additional disclosures related to the use of fair values in the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2007, incurred a net loss of $11,834,333, and as of that date, the Company’s total liabilities exceeded its total assets by $275,076.  In addition, the Company has an accumulated deficit of $56,251,401.  These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

The Company’s ability to continue as a going concern will depend on management’s ability to successfully implement a business plan which will restructure certain of its business operations through sales or joint ventures and obtain additional forms of debt and/or equity financing.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SALE OF 50% INTEREST IN A 26-MILE NATURAL GAS PIPELINE AND ASSOCIATED LEASES AND NATURAL GAS WELLS

On September 11, 2007, the Company’s wholly-owned subsidiary, Tidelands Exploration and Production Corporation, sold its interests in a natural gas pipeline, working interests in gas wells and related leaseholds with a net book value of $480,590 to Bentley Energy Corporation for $280,000 and assumption of a $28,036 joint-interest billing owed to the project operator.  The sale resulted in a loss on disposal of $172,554, which has been included in Net Loss from Discontinued Operations in the income statement.  Revenue and pretax loss for 2007 and 2006  related to these assets and included in Net Loss from Discontinued Operations was ($10,838) and ($46,765) respectively.  See Note 5 for further information regarding the property, plant and equipment related to this former subsidiary.  See Note 6 for further discussion of Discontinued Operations.

The transaction described above was part of an overall settlement with the Company’s former President, Michael R. Ward, regarding Cause No. 2007-CI-07451 filed on May 17, 2007 in the 224th District Court of Bexar County, Texas.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 – SALE OF 80% INTEREST IN THE BURGOS HUB IMPORT/EXPORT PROJECT

On September 28, 2007, Tidelands Oil & Gas Corporation (the "Company") and its subsidiary, Terranova Energia S. de R.L. de C.V. (“Terranova”), entered into an Equity Purchase Agreement (the "Purchase Agreement") with Grand Cheniere Pipeline, LLC ("Cheniere"), pursuant to which the Company has sold an 80% interest in the Company's "Burgos Hub Project", which involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.

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

The approval of the applicable governmental authorities was received December 6, 2007. On December 31, 2007, the Company transferred the ownership of Terranova to Frontera in accordance with the Purchase Agreement.

At the closing of the transaction, the Company contributed 100% of the ownership of its subsidiary, Sonora Pipeline, LLC, (“Sonora”) to Frontera.  Sonora has been engaged in obtaining Federal Energy Regulatory Commission (“FERC”) permits for two pipelines to be located between the US and Mexico which would be part of the Burgos Hub Project.

Pursuant to the sale of the 80% equity interest in Frontera, the Company (i) received an up-front payment of $1 Million and (ii) is eligible to earn three additional, separate earn-out payments of $4.8 Million, $1.2 Million, and $2.0 Million. The Company is also entitled to receive royalty payments based on the capacity of transportation or storage service subscribed with the Burgos Hub Project, ranging from $0.008 per Mmbtu/d for Phase I to $0.002 per Mmbtu/d for Phase II to $0.02 per Mmbtu/year for Phase III, subject to certain caps. The earn-out payments are dependent upon Cheniere electing to proceed with development of the Burgos Hub Project, which is divided into three phases, as set forth in Frontera's Limited Liability Company Agreement (the "Operating Agreement").  Under the Operating Agreement, Cheniere will be the manager of Frontera, with sole decision-making and management control of the Burgos Hub Project.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 – SALE OF 80% INTEREST IN THE BURGOS HUB IMPORT/EXPORT PROJECT (CONTINUED)

Subject to certain terms and conditions, if, on or after August 1, 2009, Cheniere has (i) not made a final investment decision with regard to Phase I or Phase II; and (2) has entered into definitive financing agreements with third parties with a debt to capitalization ratio of at least 80% for a specific phase of the Project, but elects not to move forward with the development of such phase, then the Company has certain repurchase rights for Cheniere’s 80% equity interest in Frontera.  The repurchase would be for a price of (i) $1 million, plus (ii) repayment by the Company of any loans, plus interest, extended by Cheniere, plus (iii) all other costs and expenses incurred by Cheniere (including amounts paid by Cheniere to the Company or contributed by Cheniere to the Company as development costs or project equity costs) inclusive of 12% interest rate thereon.

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

In December 2007, the Consulting Agreement was adjusted to $10,000 per month due to unavailability of a key officer of the Company.

The Company has determined, due to its limited influence over the operating and financial policies of Frontera that its investment in Frontera should be accounted for under the cost method.  At December 31, 2007, the Company’s carrying value of its investment in Frontera is $2,809,801, which is shown as Investment in Affiliate in the accompanying balance sheet.  The initial payment received from Cheniere of $1 million has been treated by the Company as a reduction in the carrying value of investment in Frontera.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at December 31, 2007 and December 31, 2006 for Continuing Operations is as follows:

			Estimated
	December 31,	December 31,	Economic
	2007	2006	Life
Pre-Construction Costs:
International Crossings to Mexico (a)	$-	$811,270	N/A
Mexican Gas Storage Facility
and Related Pipelines (a)	-	2,359,451	N/A
Domestic LNG System	2,898,546	1,567,642	N/A
Total	2,898,546	4,738,363
Office Furniture, Equipment and
Leasehold Improvements	136,317	130,398	5 Years
Total	3,034,863	4,868,761
Less: Accumulated Depreciation	81,202	56,129

Net Property, Plant and Equipment	$2,953,661	$4,812,632

(a)  These assets relate to the Company’s Burgos Hub Import/Export Project which is further described in NOTE 4 above.

Depreciation expense for the year ended December 31, 2007 and 2006 was $25,072 and $25,760, respectively.

A summary of property, plant and equipment at December 31, 2007 and December 31, 2006 for Discontinued Operations is as follows:

	Estimated
	December 31,	December 31,	Economic
	2007	2006	Life

Pre-Construction Costs:
International Crossings to Mexico	$-	$7,001	N/A
Office Furniture, Equipment and
Leasehold Improvements	55,086	54,776	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	3,501,194	6,106,255	20 Years
Tanks & Lines – Propane Distribution
System	1,942,936	1,908,247	5 Years
Machinery and Equipment	71,580	67,357	5 Years
Trucks, Autos and Trailers	126,464	126,464	5 Years
Pipeline – South TX Gas Production	-	490,000	15 Years
Well Equipment	-	2,060	5 Years
Leaseholds	-	10,000	N/A
Total	5,697,260	8,772,160
Less: Accumulated Depreciation	1,578,594	1,220,433

Net Property, Plant and Equipment	$4,118,666	$7,551,727

Depreciation expense for the year ended December 31, 2007 and 2006 was $390,086 and $440,481 respectively

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 – DISCLOSURE OF DISCONTINUED OPERATIONS IN THE PERIOD IN WHICH CERTAIN OF THE COMPANY’S SUBSIDIARIES OR THEIR ASSETS ARE HELD FOR SALE

In addition to the transaction in NOTE 3 above, during the fourth quarter of 2007, the Company explored alternatives regarding debt repayments of over $7,600,000 due during the first six months of 2008.  A decision was reached to sell its wholly-owned propane distribution subsidiary, Sonterra Energy Corporation (“Sonterra”), and its International Pipeline assets owned by Reef Ventures, LP (“Reef”), a 98% owned subsidiary.  These sales transactions were completed January 9, 2008 and March 25, 2008, respectively.  Sonterra’s sales reported in discontinued operations for the years ended December 31, 2007, and December 31, 2006, were $2,544,619 and $1,921,763, respectively while Reef’s sales reported in discontinued operations for the years ended December 31, 2007, and December 31, 2006, were $119,652 and $285,088, respectively. The pretax income/loss for Sonterra included in discontinued operation for the years ended December 31, 2007 and 2006, was $311,634 and ($259,411), respectively.  The pretax loss for Reef included in discontinued operations for the years ended December 31, 2007 and 2006, was ($2,860,457) and ($92,667) respectively.  The 2007 pretax loss for Reef includes an impairment charge of $2,605,061 based upon the Company’s assessment of the fair value of this operation.

In conjunction with the discontinuances of operations described above, the Company projects gains of $416,525 on the transactions.  The assets of the discontinued operations are presented separately under the captions "Assets of Discontinued Subsidiaries” and “Liabilities of Discontinued Subsidiaries”, respectively in the accompanying Balance Sheets at December 31, 2007 and 2006, and consist of the following:

	2007	2006
Assets of Discontinued Subsidiaries:
Cash	$80,179	$110,422
Accounts and Other Receivables	350,289	384,062
Inventory	224,132	84,030
Prepaid Expenses	80,113	93,005
Property, Plant and Equipment, Net	4,118,666	7,551,727
Other Assets	386,048	387,612
Total Assets	$5,239,427	$8,610,858

Liabilities of Discontinued Subsidiaries:
Accounts Payable and Accrued Expenses	$732,580	$429,418
Customer Deposits	10,800	-
Total Liabilities	$743,380	$429,418

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 – RESTRICTED CASH

Restricted cash consists of a certificate of deposit to secure a letter of credit issued to the Railroad Commission of Texas and Forfeiture Deposits in the Company’s 401K Plan.

NOTE 8 – LONG-TERM DEBT

A summary of long-term debt at December 31, 2007 and December 31, 2006 is as follows:

	December 31,	December 31,
	2007	2006
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate Per Annum, Maturing May 25, 2008	$5, 158,748	$4,785,003

Convertible Debentures, Unsecured, Including
Prepaid Interest at 9% Per Annum, Maturing
January 20, 2008 (see NOTE 11)	2,374,291	4,374,291
	7,533,039	9,159,294
Less: Current Maturities	7,533,039	225,000

Total Long-Term Debt	$-	$8,934,294

For 2007, the average interest rate incurred on our Note Payable was approximately 9.3%.  During 2007, $353,885 of interest was capitalized to the principal amount of our Note Payable.

NOTE 9 – DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes.  Significant components of the Company’s deferred taxes as of December 31, 2007, are as follows:

Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$49,067,312
Temporary Differences:
Difference between Book and Tax Assets	-
Non-deductible Accruals Net of Additional Depreciation	6,075,437
Net Operating Loss Carry-Forward after Temporary Differences	$42,991,875
Statutory Tax Rate	35%
Total Deferred Tax Assets	15,047,156

Less: Valuation Allowance for Deferred Tax Assets	(15,047,156)
Net Deferred Tax Asset / (Liability)	$0

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – DEFERRED INCOME TAXES (CONTINUED)

Management believes that the realization of all or a portion of the future tax benefits for net operating loss carry-forwards is “not likely” as indicated in the above table after deducting a 100% valuation allowance.  The valuation allowance increased by $2,448,809 from 2006 to 2007.  There were no future tax benefits for net operating loss carry-forwards realizable prior to 2007.

During 2007 and 2006, the Company incurred net losses and therefore, had no federal income tax liability.  At December 31, 2007, the Company had available net operating loss carry-forwards of approximately $42,991,875 for Federal income tax purposes.  Utilization by the Company is subject to limitations based upon the Company’s future income.  The loss carry-forwards, if not used, will expire as follows:  $256,136 in 2017; $122,042 in 2018; $641,595 in 2019; $722,941 in 2020; $2,431,560 in 2021; $3,826,221 in 2022; $1,684,474 in 2023; $11,369,605 in 2024; $7,218,073 in 2025; $8,968,333 in 2026; and $5,750,895 in 2027.

NOTE 10 – COMMON STOCK TRANSACTIONS

A summary of common stock transactions for the year ended December 31, 2007 is as follows:

The Company issued 500,000 shares of its common stock valued at $135,000 to the former President in accordance with the terms of his Severance Agreement.

The Company issued 7,721,706 shares of its common stock valued at $1,328,787 to four law firms for legal services related to securities law matters, various litigation and other Company legal needs of which $130,616 remains as a retainer for 2008 legal charges and $181,244 was applied to prior charges.

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
DECEMBER 31, 2007 AND 2006

NOTE 10 – COMMON STOCK TRANSACTIONS (CONTINUED)

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

The Company issued 100,000 shares of its restricted common stock valued at $15,000 to an employee as a stock bonus.

The Company issued 225,000 shares of its common stock valued at $41,625 to two employees as stock bonuses.

The Company issued a total of 550,000 shares of its restricted common stock valued at $84,250 to three of its Officers as stock bonuses.

The Company issued a total of 50,000 shares of its common stock valued at $8,000 to an Officer as a stock bonus.

A summary of common stock transactions for the year ended December 31, 2006 is as follows:

The Company issued 25,000 shares of its common stock for legal fees valued at $215,000.

The Company issued 60,000 shares of its restricted common stock for legal fees valued at $57,000.

The Company issued 1,800,000 shares of its restricted common stock for  employee stock bonuses valued at $1,480,800.

The Company issued 100,000 shares of its common stock for an employee stock bonus valued at $63,500.

The Company issued 450,000 shares of its common stock for Directors Fees valued at $261,000.

The Company issued 150,000 shares of its common stock for a Directors Fee valued at $87,000.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 – COMMON STOCK TRANSACTIONS (CONTINUED)

The Company issued 2,828,304 shares of its restricted common stock valued at $1,696,982 to five investors in order to cure all existing events of default in accordance with the terms of a Waiver and Amendment Agreement relating to the Convertible Debentures they previously acquired.

The Company issued 1,823,803 shares of its common stock to holders of its Convertible Debentures for conversion of $1,586,709.

The Company issued 500,000 shares of its common stock valued at $445,000 under the 2004 Stock Grant and Option Plan pursuant to an employment contract with an officer of the Company for 2005.

NOTE 11 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the twelve months ending December 31, 2007.

			Shares Reserved		Weighted
	Stock	Stock	for Convertible	Total	Average
	Options	Warrants	Debentures	Shares	Exercise Price
Outstanding – December 31, 2006	250,000	18,138,051	5,027,916	23,415,967	$1.070
First Quarter
Granted / Issued	15,000,000	-	-	15,000,000	0.210
Exercised/Converted	(952,381)	-	(2,298,848)	(3,251,229)	0.677
Expired	-	(7,563,167)	-	(7,563,167)	1.275
Cancelled	-	-	-	-	-
Outstanding – March 31, 2007	14,297,619	10,574,884	2,729,068	27,601,571	0.598
Remaining Life in years	11.2	1.1

Second Quarter
Granted / Issued	10,000,000	-	-	10,000,000	0.120
Exercised/Converted	(1,666,666)	-	-	(1,666,666)	0.210
Expired	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – June 30, 2007	22,630,953	10,574,884	2,729,068	35,934,905	0.483

Third Quarter
Granted / Issued	-	-	-	-	-
Exercised/Converted	(2,000,000)	-	-	(2,000,000)	0.120
Expired	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – September 30, 2007	20,630,953	10,574,884	2,729,068	33,934,905	0.483

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

			Shares Reserved		Weighted
	Stock	Stock	for Convertible	Total	Average
	Options	Warrants	Debentures	Shares	Exercise Price
Fourth Quarter
Granted / Issued	-	-	-	-	-
Exercised/Converted	-	-	-	-	-
Expired	(250,000)	(8,028,956)	-	(8,278,956)	0.76
Cancelled	-	-	-	-	-
Outstanding – December 31, 2007	20,380,953	2,545,928	2,729,068	25,655,949	$0.324

Summary of Outstanding Stock Options, Stock Warrants and Shares Reserved for Convertible Debentures

			Shares Reserved
	Stock	Stock	for Convertible	Exercise
	Options	Warrants	Debentures	Price
Stock Options
Expiration Date
February 28, 2017	12,380,593			$0.210
May 23, 2017	8,000,000			0.120

Stock Warrants
Expiration Date
January 20, 2009		2,545,928		0.935

Shares Reserved for Convertible Debentures
Expiration Date
January 20, 2008			2,729,068	0.870
Outstanding – December 31, 2007	20,380,953	2,545,928	2,729,068	Avg. $ 0.324

The 3,351,122 shares remaining available for issuance in the 2004 Non-Qualified Stock Grant and Option Plan as of December 31, 2006 were all issued during 2007.

The 2007 Non-Qualified Stock Grant and Option Plan was initiated with 35 million shares.  As of December 31, 2007, 19,157,656 shares remained available for future issuance.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

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

The Company uses the Black-Scholes Option Pricing model to estimate the fair value of options and warrants issued.  The variables used in the Black-Scholes Option Pricing model for options granted during 2007, all of which vested immediately, included: (1) risk free discount rate of 4.56% to 4.86%, (2) expected option life of five years estimated pursuant to the ‘plain vanilla’ provisions of SAB 107, “Share-Based Payment,” (3) expected volatility of 116.59% to 117.55%, and (4) expected dividend rate of zero.  At December 31, 2007, all compensation expense related to the Company’s outstanding options has been fully recognized.

At December 31, 2007, outstanding options had zero intrinsic value.

NOTE 12 – COMMITMENT FOR SUITE LICENSE AGREEMENT

On June 4, 2004, the Company entered into a Suite License Agreement with the San Antonio Spurs, LCC commencing July 1, 2004 for a period of five years.  The annual license fee for the first year was $159,000 and has been subject to a 6% per annum price escalation thereafter.  The annual fee is payable in installments as indicated in the agreement.

The Company’s former President assumed all the Company’s remaining obligations under the Suite License Agreement pursuant to the terms of Agreement effective December 8, 2006.  The Suite License Agreement was assigned to the former President although the Company remains liable if the obligations are not met in whole, or in part.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RELATED PARTY TRANSACTION

During the year ended December 31, 2007, the Company issued 25,000,000 stock options to its Directors; 5,000,000 to each of the three Directors at an option price of $0.21 per share expiring February 28, 2017, and 5,000,000 each to two Directors at an option price of $0.12 per share expiring May 23, 2017.  NOTE 11 herein details all 2007 transactions concerning these stock options.  The “Fair Value” of these options in accordance with the “Black-Scholes” method of valuation was $3,638,000.

NOTE 14 - LEASES

The Company entered into an operating lease on August 1, 2003 for the rental of its executive offices at a monthly rent of $3,400, which expired December 31, 2007.  Currently the Company is leasing on a month-to-month basis.

All other lease obligations were those of the Company’s subsidiaries, Sonterra Energy Corporation which was sold on January 9, 2008 and Reef Ventures whose assets were sold on March 27, 2008.

There are no future operating lease commitments related to continuing operations as of December 31, 2007.

Rent expense for the years ended December 31, 2007 and 2006 was $40,800 and $40,800, respectively for continuing operations and $63,145 and $65,095 for the years ended December 31, 2007 and 2006, respectively for discontinued operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – LITIGATION

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16 – LITIGATION (CONTINUED)

A trial date had been set for January 7, 2008.  On December 3, 2007, however, ZG Gathering, Ltd. (“ZG”) filed a Suggestion of Bankruptcy which stayed the case.  On December 13, 2007, Sheerin non-suited with prejudice all of her claims against Tidelands and Tidelands non-suited with prejudice all of its claims against Sheerin.  The claims between Northern, Sheerin, the Estate of Kenneth Lay, and the Estate of Charlton Hadden were severed from the claims between Northern, ZG, and Tidelands.  The claims between Northern and Sheerin then proceeded to trial on January 7, 2008 in the State District Court.  The jury in that case concluded, among other things, that Northern is the owner of the note in question, that Sheerin agreed to be obligated on the note, that she failed to comply with the note, and that the unpaid principal and accrued interest on the note  was $1,950,000.00.   The jury’s complete findings are on file in the court’s record in Cause No. 2002-CI-16421.  No final Judgment has been entered in this matter.

On February 26, 2008, ZG filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Northern, Tidelands and ZG.  There is no setting yet for the trial of the removal action, and the parties are in advanced settlement discussions.

Based on prior negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.  However, if the matter proceeds to trial, such reserve may or may not be adequate.

All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts.  All remaining funds as of January 9, 2009 will be returned to the Company.

NOTE 17 – DEBT FINANCING

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
DECEMBER 31, 2007 AND 2006

NOTE 17 – DEBT FINANCING (CONTINUED)

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

In consideration of that Agreement, all existing events of default known to the Holders were waived in consideration of the issuance of 2,828,304 common shares valued at $1,696,982.  The Company issued the shares as follows:  Palisades - 2,000,000 shares, Crescent International, Ltd. - 304,375 shares, Double U Master Fund, LP - 152,179 shares, JGB Capital, LP - 250,000 shares, and Nite Capital, LP -  121,750 shares.

The Convertible Debentures were paid in full on January 20, 2008.  In addition the Company repurchased warrants to purchase 2,071,407 shares of the Company’s common stock.  Subsequently, the Company acquired 243,616 of the remaining 474,521 Series A Warrants leaving 230,905 outstanding.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 18 - SUBSEQUENT EVENTS

Sale of Sonterra Energy Corporation:
On January 9, 2008, the Company sold its wholly-owned subsidiary, Sonterra Energy Corporation ("Sonterra”), to Bentley Energy Corporation, a company controlled by our former CEO.  Sonterra is a propane distribution company operating in Central Texas.

The sales price for Sonterra was $3 million of which $2,925,000 was paid at closing.  The remaining $75,000 is due on or before January 9, 2009, and is subject to use to defend and pay possible claims from previous legal actions against Sonterra.

The proceeds of the transaction were primarily utilized to repay all the outstanding principal balance on the Company’s convertible debentures totaling $2,374,291

Sale of the Assets of Reef Ventures, LP:
On March 25, 2008, Reef Ventures, L.P. ("Reef Ventures"), a subsidiary of Tidelands Oil & Gas Corporation (the "Company"), entered into and consummated a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with West Texas Gas, Inc. ("WTG") for the sale of all of the issued and outstanding membership interests of Reef International, L.L.C. ("Reef International") and Reef Marketing, L.L.C. ("Reef Marketing", and collectively with Reef Ventures and Reef International, the "Reef Entities"), both of which were wholly-owned subsidiaries of Reef Ventures, and all the assets of the Reef Entities, which consist of assets related to the "River Crossing Project", the "Carrizo Springs Pipeline System", the "Peña Creek Gathering System" and the "Chittim Gas Plant" (collectively referred to as the "Assets").

The total purchase price for the Assets, after adjustments required by the Purchase and Sale Agreement, was $2,484,265 (the "Purchase Price"), and the execution by WTG of a Throughput Payment Agreement (the "Throughput Payment Agreement") with Impact International, L.L.C. ("Impact").

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

Sale of the Assets of Reef Ventures, LP: (Continued)
The Company caused Reef Ventures to deliver $2,436,825 of the Purchase Price to Impact on behalf of the Company, as partial repayment of the outstanding principal and interest of a promissory note made by the Company to Impact dated May 25, 2004, in the original principal amount of $6,523,773 (the "Note"). The Company repaid the remainder of the outstanding principal and interest on the Note by requiring WTG to enter into the Throughput Payment Agreement with Impact for which Impact credited the outstanding Note balance $876,231, and by issuing 39,890,180 shares (the "New Shares") of the Company's common stock valued at $0.05 per share, or a total of $1,994,509, to Impact upon the closing of the Purchase and Sale Agreement. The total consideration described above of $5,307,505 liquidated the outstanding Note balance in full. The remaining $47,440 of the Purchase Price received by Reef Ventures was used to pay legal fees associated with the transaction and for working capital purposes.

Stock Issuance
On February 26, 2008, the Company entered into an agreement with a consultant to provide investor communications and public relations services to the Company.  The Company issued 5,300,000 shares to the consultant as part of the agreement.

On January 15, 2008, the Company issued a total of 6,249,999 shares to three directors as additional compensation for services to be provided during 2008.

Consulting Agreement
On January 26, 2008, the Company entered into a consulting agreement with two directors to provide business development, merger and acquisition capital raising and other services to the Company.  The term of the agreement is five years.  Services to be provided are compensated under the agreement at a rate of $1 million per annum which may be paid in shares of stock.