Form 10-K/A
period 2007-12-31
TIDELANDS OIL & GAS CORP/WA
filed 2008-04-18
CIK 1107104

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K /A

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

TIDELANDS OIL & GAS CORPORATION

FORM 10-K/A

Explanatory Note

Tidelands Oil & Gas, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2007 to include as an exhibit the consent of Baum & Co. P.A.

This Form 10-K/A does not otherwise amend the Company’s original Form 10-K.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are to be filed as part of this 10-K/A:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	LOCATION OF EXHIBIT

23.2	Consent of Baum & Co. P.A.	Included with this filing

31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act	Included with this filing

32.1	Chief Executive Officer and Chief Financial Officer -Section 906 Certification pursuant to Sarbanes-Oxley Act	Included with this filing

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 18, 2008.

Tidelands Oil & Gas Corporation

By: /s/ James B. Smith
       James B. Smith
       President CEO, CFO and Director
___________________________

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Smith	President, CEO, CFO and Director	April 18, 2008
James B. Smith

/s/ Ahmed Karim	Director	April 18, 2008
Ahmed Karim

/s/ Carl Hessel	Director	April 18, 2008
Carl Hessel