Form 10-Q
period 2008-03-31
TIDELANDS OIL & GAS CORP/WA
filed 2008-05-20
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐                                                      Accelerated filer ☐                                           Non-accelerated filer ☐        Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

As of May 9, 2008, there were 179,808,334 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

Item 1    Financial Statements (Unaudited)

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS (Unaudited)
	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash	$11,752	$5,794
Accounts and Other Receivable	37,817	7,116
Prepaid Expenses	120,293	177,099
Current Portion of Assets of Discontinued Operations	-	734,713
Total Current Assets	169,862	924,722

Property Plant and Equipment, Net of Accumulated Depreciation of $87,253 and $81,202, Respectively – Continuing Operations	3,017,417	2,953,661
Property Plant and Equipment, Net – Discontinued Operations–Held for Sale	-	4,118,666
Total Property, Plant and Equipment, Net	3,017,417	7,072,327

Investment in Affiliate - Cost Method	2,809,801	2,809,801
Other Assets:
Deposits	210,965	200,379
Cash Restricted	-	43,467
Goodwill	-	800,428
Non-Current Portion of Assets of Discontinued Operations–Held for Sale	-	386,048
Total Other Assets	210,965	1,430,322

Total Assets	$6,208,045	$12,237,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current Maturities – Note Payable	$1,192,277	$7,533,039
Accounts Payable and Accrued Expenses	592,708	1,985,829
Reserve for Litigation	2,250,000	2,250,000
Current Portion of Liabilities of Discontinued Operations	-	743,380
Due to Related Party	27,258	-
Total Current Liabilities	4,062,243	12,512,248

Long-Term Debt	-	-
Total Liabilities	4,062,243	12,512,248

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 178,739,345 and
108,226,836 Shares Issued and Outstanding at March 31,
2008 and December 31, 2007, Respectively	178,740	108,227
Additional Paid-in Capital	60,380,369	55,868,098
Accumulated Deficit	(58,413,307)	(56,251,401)
Total Stockholders’ Equity (Deficit)	2,145,802	(275,076)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,208,045	$12,237,172

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
		(Restated)
Revenues:
Consulting Fees	$45,000	$-
Total Revenues	45,000	-
Costs and Expenses:
Depreciation	6,051	6,329
Selling, General and Administrative–Related Parties	-	2,667,000
Selling, General and Administrative	2,773,142	2,303,433
Total Costs and Expenses	2,779,193	4,976,762

Loss From Operations	(2,734,193)	(4,976,762)

Other Income (Expenses)
Interest Expense	(142,610)	(345,497)
Interest and Dividend Income	1,215	253
Miscellaneous	10,739	-
Total Other Income (Expenses)	(130,656)	(345,244)

Net Loss from Continuing Operations	(2,864,849)	(5,322,006)
Net Income from Operations of Discontinued Segments
Including Gain on Disposal of $844,652 at March 31, 2008	702,943	203,650
Net Loss	$(2,161,906)	$(5,118,356)

Net Loss Per Common Share: Basic and Diluted
Net Loss from Continuing Operations	$(0.02)	$(0.06)
Net Loss from Discontinued Operations	(0.00)	(0.00)
Total	$(0.02)	$(0.06)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	120,527,961	92,573,416

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
		(Restated)
Cash Flows Provided From
Operating Activities:
Net Income/(Loss)
From Continuing Operations	$(2,864,849)	$(5,322,006)
From Discontinued Operations	702,943	203,650
Adjustments to Reconcile Net Loss
To Net Cash Used In
Operating Activities:
Depreciation
From Continuing Operations	6,051	6,329
From Discontinued Operations	43,764	116,280
Gain on Disposal of Assets	(417,262)	-
Gain on Sale of Subsidiary	(427,390)	-
Issuance of Common Stock:
For Services Provided – Related Parties	-	2,667,000
For Services Provided – Other	2,428,465	1,699,033
Changes in:
Accounts Receivable	319,588	103,803
Inventory	224,132	(35,448)
Prepaid Expenses	136,919	52,917
Deferred Charges	-	308,829
Deposits	(10,228)	(150)
Accounts Payable and Accrued Expenses	(736,221)	706,753
Customer Deposits	(10,800)	8,100

Net Cash Provided (Used) In Operating Activities	(604,888)	515,090

Cash Flows From
Investing Activities:
Proceeds - Sale of Subsidiary and Other Assets	4,902,875	-
Decrease of Goodwill	1,158,937	-
(Increase) Decrease in Restricted Cash	70,648	(608)
Acquisitions of Property, Plant and Equipment	(69,807)	(906,031)
Net Cash Provided Used In Investing Activities	6,062,653	(906,639)

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
		(Restated)
Cash Flows From
Financing Activities:
Cost of Warrant Buy-Backs	(20,714)	-
Proceeds from Exercise of Stock Options	-	200,000
Proceeds from Long-Term Loans	-	26,314
Repayment of Convertible Debentures and Loan	(5,538,530)	-
Loan from Related Party	27,258	100,000

Net Cash Provided (Used) by Financing Activities	(5,531,986)	326,314

Net (Decrease) in Cash	(74,221)	(65,235)

Cash at Beginning of Period	85,973	367,437

Cash at End of Period	$11,752	$302,202

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$151,616	$75,043

Cash Payments for Income Taxes	$-	$-

Non-Cash Activities:
Issuance of Common Stock:
Operating Activities	$2,428,465	$1,699,033
Payments of Accrued Expenses & Accounts Payable	197,203	343,244
Conversion of Debentures	-	2,000,000
Payment of Note Payable	1,994,509	-
Cashless Warrant Exercise	16,679	-
Conversion of Accounts Payable to Notes Payable	1,192,277	-
Cancellation of Common Stock:
In Settlement of Stock Subscriptions	-	(110,000)
Total Non-Cash Activities	$5,829,733	$3,932,277

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2008, and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Please note that the prior year’s presentations for the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows were changed to conform to current year’s presentation.  The financial information as of December 31, 2007, is derived from the registrant’s Form 10-K for the year ended December 31, 2007.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America that would substantially duplicate the disclosures contained in the registrant’s Form 10-K for the year ended December 31, 2007, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited consolidated financial statements and notes for the year ended December 31, 2007, included in the registrant’s Form 10-K for the year ended December 31, 2007.

Operating results for the three-month periods ended March 31, 2008, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008.  The accompanying unaudited consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiary, Esperanza Energy, LLC.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accounts of Sonterra Energy Corporation, Reef International, LLC, and Reef Marketing, LLC, are shown up through their dates of sale.  The accounts of Reef Ventures, LP, and Arrecefe Management, LLC, its General Partner, are shown up through the sale of their assets with the exception of continuing incidental expenses.

NOTE 2 – GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations.  Over 2007, the Company’s growth had been funded through issuance of convertible debentures.  As of March 31, 2008, the Company had approximately $11,752 of unrestricted cash.  However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.  The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years.  The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and from continued reduction of operating expenses.  There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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
MARCH 31, 2008
(UNAUDITED)

NOTE 3 – SALE OF SONTERRA ENERGY CORPORATION

On January 9, 2008, the Company sold its wholly-owned subsidiary, Sonterra Energy Corporation ("Sonterra”), to Bentley Energy Corporation, a company controlled by our former CEO.  Sonterra is a propane distribution company operating in Central Texas.

The sales price for Sonterra was $3 million of which $2,925,000 was paid at closing.  The remaining $75,000 is due on or before January 9, 2009, and is subject to use to defend and pay possible claims from previous legal actions against Sonterra (See NOTE 11 – Litigation).

The proceeds of the transaction were primarily utilized to repay all the outstanding principal balance on the Company’s convertible debentures totaling $2,374,291.

NOTE 4 – SALE OF THE ASSETS OF REEF VENTURES, LP

On March 25, 2008, Reef Ventures, L.P. ("Reef Ventures"), a subsidiary of Tidelands Oil & Gas Corporation (the "Company"), entered into and consummated a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with West Texas Gas, Inc. ("WTG") for the sale of all of the issued and outstanding membership interests of Reef International, LLC ("Reef International") and Reef Marketing, LLC ("Reef Marketing", and collectively with Reef Ventures and Reef International, the "Reef Entities"), both of which were wholly-owned subsidiaries of Reef Ventures, and all the assets of the Reef Entities, which consist of assets related to the "River Crossing Project", the "Carrizo Springs Pipeline System", the "Peña Creek Gathering System" and the "Chittim Gas Plant" (collectively referred to as the "Assets").

The total purchase price for the Assets, after adjustments required by the Purchase and Sale Agreement, was $2,484,262 (the "Purchase Price") in cash, and the execution by WTG of a Throughput Payment Agreement (the "Throughput Payment Agreement") with Impact International, LLC ("Impact").

The Company caused Reef Ventures to deliver $2,436,825 of the Purchase Price to Impact on behalf of the Company, as partial repayment of the outstanding principal and interest of a promissory note made by the Company to Impact dated May 25, 2004, in the original principal amount of $6,523,773 (the "Note"). The Company repaid the remainder of the outstanding principal and interest on the Note by requiring WTG to enter into the Throughput Payment Agreement with Impact for which Impact credited the outstanding Note balance $876,231, and by issuing 39,890,180 shares (the "New Shares") of the Company's common stock valued at $0.05 per share, for a total of $1,994,509, to Impact upon the closing of the Purchase and Sale Agreement. The total consideration described above of $5,307,505 liquidated the outstanding Note balance in full. The remaining $47,437 of the Purchase Price received by Reef Ventures was used to pay legal fees associated with the transaction and for working capital purposes.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 5 – DISCONTINUED OPERATIONS AND ASSETS HELD

Sonterra Energy Corporation
The sale of the Company’s wholly-owned subsidiary, Sonterra Energy Corporation, resulted in gain of approximately $427,000 which was subject to possible future reduction (See NOTE 11 – Litigation) for the fiscal period ended March 31, 2008.

Reef Ventures, LP
The sale of the assets of Reef Ventures, LP, the Company’s 97% owned subsidiary, resulted in a gain of approximately $417,000 for the fiscal period ended March 31, 2008.

We have accounted for the sale of these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144, we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at March 31, 2008, as follows:

	March 31,	December 31,
	2008	2007
Assets of Discontinued Subsidiaries:
Cash	$-	$80,179
Accounts and Other Receivables	-	350,289
Inventory	-	224,132
Prepaid Expenses	-	80,113
Property, Plant and Equipment, Net	-	4,118,666
Other Assets	-	386,048
Total Assets	$-	$5,239,427

Liabilities of Discontinued Subsidiaries:
Accounts Payable and Accrued Expenses	$-	$732,580
Customer Deposits	-	10,800
Total Liabilities	$-	$743,380

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues of Discontinued Subsidiaries	$1,397	$1,103,971
Costs and Expenses	(143,106)	(900,321)
Gain on Sale of Reef Ventures, LP’s Assets	417,262	-
Gain on Sale of Sonterra Energy Corporation	427,390	-
Net Income from Discontinued Operations	$702,943	$203,650

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at March 31, 2008 and December 31, 2007 is as follows:

			Estimated
	March 31,	December 31,	Economic
	2008	2007	Life
Pre-Construction Costs:
Domestic LNG System	$2,968,353	$2,898,546	N/A
Total	2,968,353	2,898,546

Office Furniture, Equipment and Leasehold Improvements	136,317	136,317	5 Years
Total	3,104,670	3,034,863
Less: Accumulated Depreciation	87,253	81,202

Net Property, Plant and Equipment	$3,017,417	$2,953,661

Depreciation expense for the three months ended March 31, 2008 and 2007 was $6,051 and $6,329, respectively.

A summary of property, plant and equipment at March 31, 2008 and December 31, 2007 for Discontinued Operations is as follows:

			Estimated
	March 31,	December 31,	Economic
	2008	2007	Life
Office Furniture, Equipment and Leasehold Improvements	$-	$55,086	5 Years
Pipeline – Eagle Pass, TX to Piedras Negras, Mexico	-	3,501,194	20 Years
Tanks & Lines – Propane Distribution System	-	1,942,936	5 Years
Machinery and Equipment	-	71,580	5 Years
Trucks, Autos and Trailers	-	126,464	5 Years
Total	-	5,697,260
Less: Accumulated Depreciation	-	1,578,594

Net Property, Plant and Equipment	$-	$4,118,666

Depreciation expense for the three months ended March 31, 2008 and 2007 was $43,765 and $116,280 respectively, and has been included in Net Income from Operations of Discontinued Segments.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7 – LONG-TERM DEBT

A summary of long-term debt at March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007

Note Payable, Secured by Reef International Pipeline, Interest Bearing at 2% Over Prime Rate Per Annum, Maturing May 25, 2008	$-	$5,158,748

Convertible Debentures, Unsecured, Including Prepaid Interest at 9% Per Annum, Maturing January 20, 2008	-	2,374,291

Note Payable, Unsecured, Interest Bearing at 10% Per Annum, Maturing August 31, 2008 (see below)	1,192,277	-
	1,192,277	7,533,039
Current Maturities	1,192,277	7,533,039

Total Long-Term Debt	$-	$-

On January 21, 2008, the Company issued notes totaling $1,192,277 in payment of accounts payable and accrued interest due to entities providing various services to its Port Esperanza LNG Project.  These notes, bearing interest at 10% per annum, were originally due April 30, 2008 and have been extended until August 31, 2008.  The Company has paid all interest due as of April 30, 2008, a total of $32,338.

NOTE 8 – COMMON STOCK TRANSACTIONS

A summary of common stock transactions for the three months ended March 31, 2008 is as follows:

The Company issued 245,252 shares of its common stock valued at $15,816 for preparation of a study of internal controls and procedures.

The Company issued 3,083,333 shares each of its common stock to two of its Directors for Directors Fees valued at $385,417 each.

The Company issued 3,083,333 shares of its common stock to the President for a Directors Fee valued at $385,417.

The Company issued 2,302,217 shares of its common stock for past consulting services valued at $138,384.66 regarding the Port Esperanza project.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 8 – COMMON STOCK TRANSACTIONS (CONTINUED)

The Company issued 5,300,000 shares of its restricted common stock for consulting services valued at $386,900.

The Company issued 211,134 shares of its restricted common stock valued at $16,679.58 to two holders of the Company Stock Warrants under cashless exercise provisions which reduced the total number of warrant shares outstanding by 243,616 for purpose of cancellation (See NOTE 9).

The Company cancelled 2,071,407 Stock Warrants for $20,714, which reduced additional paid-in capital (See NOTE 9).

The Company issued 2,599,440 shares of its common stock to settle debts of $46,400.35 and in payment of an $87,471 financing fee.

The Company issued 39,890,180 shares of its restricted common stock valued at $1,994,509 in payment of the balance due Impact International, LLC, after remitting the net proceeds from the sale of its International Pipeline between the United States and Mexico to West Texas Gas, Inc.

The Company issued 3,571,429 shares each of its restricted common stock valued at $250,000 to two of its Directors in payment of consulting fees for the three months ended March 31, 2008.

The Company issued 3,571,429 shares of its common stock valued at $250,000 to the President pursuant to his employment contract.

NOTE 9 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the three months ending March 31, 2008:

			Shares Reserved		Weighted
	Stock	Stock	for Convertible	Total	Average
	Options	Warrants	Debentures	Shares	Exercise Price
Outstanding – December 31, 2007	20,380,953	2,545,928	2,729,068	25,655,949	$0.324
First Quarter
Granted / Issued	-	-	-	-	-
Exercised/Converted	-	(243,616)	-	(243,616)	0.935
Expired	-	-	(2,729,068)	(2,729,068)	0.870
Cancelled/Extinguished	-	(2,071,407)	-	(2,071,407)	0.935
Outstanding – March 31, 2008	20,380,953	230,905	-	20,611,858	$0.183

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 9 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

Summary of Outstanding Stock Options, and Stock Warrants

	Stock	Stock	Exercise
	Options	Warrants	Price
Stock Options
Expiration Date
February 28, 2017	12,380,953		$0.210
May 23, 2017	8,000,000		0.120

Stock Warrants
Expiration Date
January 20, 2009		230,905	0.935

Outstanding – March 31, 2008	20,380,953	230,905	Avg. $ 0.183

Outstanding stock options and warrants had zero intrinsic value at March 31, 2008.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loan from President
During the three months ended March 31, 2008, the Company borrowed $27,258 from its President.  Subsequently through May 12, 2008, the Company borrowed an additional $122,742 from its President bringing the total to $150,000.  The Company executed a promissory note due August 31, 2008, bearing an 8% annual interest rate.

Consulting Agreement
On January 26, 2008, the Company entered into a consulting agreement with two directors to provide business development, merger and acquisition capital raising and other services to the Company.  The term of the agreement is five years.  Services to be provided are compensated under the agreement at a rate of $1 million per annum which may be paid in shares of stock.  During the three months ended March 31, 2008, stock-based payments of $250,000 were made to each of the two directors.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
NOTE 11 – LITIGATION

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

On May 9, 2008, the Company received a Compromise Settlement Agreement and Mutual Release of All Claims from Betty Lou Sheerin which ended litigation between Mrs. Sheerin and the Company.

On February 26, 2008, ZG Gathering, Ltd., which has the sole remaining non-adjudicated claims in this litigation, filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Tidelands and ZG Gathering, Ltd.  There is no setting yet for the trial of the removal action, and the parties are in advanced settlement discussions.

Based on prior negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement and that amount has been included in this report.  However, if the matter proceeds to trial, such reserve may or may not be adequate.

All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of March 31, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

NOTE 12 - SUBSEQUENT EVENTS

On May 9, 2008, the Company completed a financing transaction in which it entered into a Securities Purchase Agreement ("Purchase Agreement") with Golden Gate Investors Inc. ("Golden Gate") which provided for the issuance and sale by the Company of up to $3 million of 6% convertible debentures, with the initial issuance of a $1 million debenture ("Debenture") and the payment of cash by Golden Gate of $200,000 and issuance by Golden Gate to the Company of a $800,000 promissory note ("Note"). The Purchase Agreement provides Golden Gate with the right to lend, in two separate transactions, an additional $1 million of funding to the Company, in its sole discretion, through advancing cash of $200,000 and issuing a note for the balance, similar to the Note. The Company has the right until August 8, 2008, to redeem, at a price equal to the principal and accrued interest, the Debenture provided that no event of default has occurred. The Debenture is unsecured and bears interest at the annual rate of 6%, payable monthly, with the principal amount due on May 9, 2011. The Debenture is convertible at a per share equal to the lesser of $.50 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to Golden Gate's election to convert. The Note is secured and bears interest at the annual rate of 6.25%, payable monthly, with the principal amount due on May 31, 2011. Golden Gate has the option to prepay this note, subject to the satisfaction of certain conditions.

The Company also announced that on May 12, 2008, in exchange for prior advances, the Company issued to James B. Smith, the Company's President, an unsecured promissory note in the principal amount of $150,000, bearing interest at the rate of 8% per annum, which amount is due upon demand, and if no demand is made, on August 31, 2008.

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

Given the large capital requirements for the construction of new midstream energy assets, we anticipate that funding of our projects will be derived primarily through joint ventures and alliances with strategic partners.  Additionally, management will evaluate related acquisition opportunities that compliment our current business strategy.  To date, the Company has identified one acquisition opportunity and the completion of any such acquisition will be conditioned upon obtaining requisite financing.

Frontera Pipeline, LLC and the Burgos Hub Project

Previously, the Company had been developing a natural gas pipeline system (the “Burgos Hub Project”) project with its own resources through its subsidiary in the United States, Sonora Pipeline, LLC (“Sonora”) and its subsidiary in Mexico, Terranova Energia, S. de R.L. de C.V. (“Terranova”).  In September 2007, the Company and Terranova entered into an agreement (the “Purchase Agreement”) with Grand Cheniere Pipeline LLC (“Cheniere”), pursuant to which the Company conveyed an 80% interest in the Company’s Burgos Hub Project, which involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.  Under Frontera’s limited liability company agreement, Cheniere will be the manager of Frontera, with sole decision-making and management control of the Burgos Hub Project. In April 2008, Frontera, through its wholly-owned subsidiary, Terranova Energia, filed with the Energy Regulatory Commission in Mexico (“CRE”) for a one-year extension of time in which to file its final proposal for project costs and incomes, tariffs, and maximum income. Similarly, on May 16, 2008, Frontera, through its wholly-owned subsidiary, Sonora, requested a two-year extension of time to complete construction and place in service its proposed facilities to be located in Hidalgo County, Texas. Construction of the pipelines would not commence until final investment decision is made by Cheniere after obtaining all required authorizations to construct and operate the facilities from the appropriate U.S. and Mexican authorities, arranging appropriate financing, and entering into acceptable commercial arrangements with creditworthy counterparties. The Company will not receive and revenues or cash flow from Frontera for the foreseeable future, if at all, and it will be responsible for funding certain expenses in the event that final investment decision is made to construct the facilities. In accordance with the existing agreements, the Company received consulting fees of $45,000 paid by Frontera in the first quarter of 2008 and incurred no development related costs for the Burgos Hub project during the first quarter of 2008.

Esperanza Energy, LLC and the Port Esperanza Project

Esperanza Energy, LLC ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water LNG receiving and regasification terminal near Long Beach, California.  The expected timeline for development of the Port Esperanza Project is influenced by the preparation of the application in a form sufficient to be “deemed complete” by the Maritime Administration and Coast Guard which are the principal Federal agencies with permit jurisdiction for LNG terminal development in the offshore United States of America waters. After an application is deemed complete, the process of obtaining the approvals is often longer than the statutory time period of approximately one year due to “time out” or suspension of the running of the clock on the application process due to issues raised during the review of the permit application or due to resource constraints present at the Maritime Administration and Coast Guard. California state and local agency approvals can also impact the permit approval process beyond the normal time expectations. Progress on the project is also dependent upon the Company securing additional funding for the permit application process and complying with state and federal regulations, including environmental laws.  The Company does not expect to receive any revenues or cash flow from the Esperanza project in the foreseeable future, if at all, and the Company will be required to expend additional capital in order to further this project. In the first quarter of 2008, the Company incurred approximately $70,000 of development costs related to the Port Esperanza project. On January 21, 2008, the Company issued notes totaling $1,192,277 in payment of accounts payable and accrued interest due to entities providing various services to its Port Esperanza LNG Project. These notes, bearing interest at 10% per annum, were originally due April 30, 2008 and have been extended until August 31, 2008. The Company has paid all interest due April 30, 2008.

Reef Ventures, LP International Pipeline

The assets of this business originally consisted of two different pipelines: (1) an 8-mile twelve-inch diameter natural gas pipeline with metering and dehydration facilities and (2) a two-mile segment of six-inch diameter pipeline to be used in a future LPG project. These assets were impaired in 2006 with a significant charge to earnings and contributed approximately 4 % of the Company’s revenues in 2007. The Chittim Gas Processing plant which had been inactive since 2002 and was formerly owned by Rio Bravo Energy, LLC (a 100% owned subsidiary of the Company) was conveyed to Reef International, LLC in 2007 along with the Carrizo Springs Pipeline System that was also inactive and formerly held by Sonora. During 2007, we attempted to negotiate for capacity reservation charges with potential shippers of natural gas to obtain commitments that would service existing indebtedness on the Reef Ventures’ International Pipeline, but we were unsuccessful in obtaining any new commitments. In fact, revenues from this business unit declined from the prior years. During the quarter ended March 31, 2008, no gas was transported for a fee and no revenues were earned by the Reef Ventures, LP business unit. In March 2008, we sold our international pipeline system, the Chittim Gas Plant and the Carrizo Springs pipeline system owned by Reef Ventures, LP to West Texas Gas, Inc. (“WTG”) and utilized the proceeds of sale along with an associated issuance of our common stock to retire over $5,300,000 of indebtedness owed to Impact International, LLC (“Impact”).

Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation ("Sonterra") subsidiary consisted of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving certain residential subdivisions in the Austin, Texas area. During 2007, we attempted to negotiate a restructuring of the existing convertible debenture indebtedness of $2,374,291 to a group of investors led by Palisades Master Fund, LP. We were unable to come to mutually acceptable terms in that restructuring effort and in January 2008, we sold the stock of Sonterra for $3,000,000 and utilized the proceeds from that sale to retire the convertible debentures and repurchase certain outstanding warrants. All remaining matters regarding litigation against Sonterra followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of March 31, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

Golden Gate Investors, Inc. Financing

On May 9, 2008, the Company completed a financing transaction in which it entered into a Securities Purchase Agreement ("Purchase Agreement") with Golden Gate Investors, Inc. ("Golden Gate") which provided for the issuance and sale by the Company of up to $3 million of 6% convertible debentures, with the initial issuance of a $1 million debenture ("Debenture") and the payment of cash by Golden Gate of $200,000 and issuance by Golden Gate to the Company of a $800,000 promissory note ("Note"). The Purchase Agreement provides Golden Gate with the right to lend, in two separate $1 million fundings, an additional $2 million to the Company, in its sole discretion, through advancing cash of $200,000 and issuing a note for the balance, similar to the Note. The Company has the right until August 8, 2008, to redeem, at a price equal to the principal and accrued interest, the Debenture provided that no event of default has occurred. The Debenture is unsecured and bears interest at the annual rate of 6%, payable monthly, with the principal amount due on May 9, 2011. The Debenture is convertible at a per share equal to the lesser of $0.50 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to Golden Gate's election to convert. The Note is secured and bears interest at the annual rate of 6.25%, payable monthly, with the principal amount due on May 31, 2011. Golden Gate has the option to prepay this note, subject to the satisfaction of certain conditions.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES: The Company reported revenues of $45,000 for the three months ended March 31, 2008 compared to revenues of $0 for the three months ended March 31, 2007. The revenue increase resulted from the receipt of consulting fees from Frontera during the period ended March 31, 2008, whereas no such fees were received during the period ended March 31, 2007.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended March 31, 2008 were $2,779,193 versus $4,976,762 for the three months ended March 31, 2007 which is a decrease of 44% in Total Costs and Expenses for the three months ended March 31, 2007 versus the three months ended March 31, 2007. The primary reason for the decrease in Total Expenses was the absence of stock option issuance expenses in the three months ended March 31, 2008 versus the three months ended March 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE – RELATED PARTIES: Selling, General and Administrative  – Related Parties for the three months ended March 31, 2008 was $0 compared to $2,667,000 for the three months ended March 31, 2007. The decrease was due to the absence of stock option issuances in the three months ended March 31, 2008 versus the three months ended March 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the three months ended March 31, 2008 were $2,773,142 compared to $2,303,433 for the three months ended March 31, 2007. Most of the increase in these expenses was attributable to increases in compensation paid to directors.

OTHER INCOME (EXPENSE): Total Other Income (Expense) for the three months ended March 31, 2008 was ($130,656) versus ($345,244) for the three months ended March 31, 2007. The primary reason for the decrease in Other (Expense) is the decrease in interest expense to ($142,610) for the three months ended March 31, 2008 versus ($345,497) for the three months ended March 31, 2007 which reflects the payoff of the convertible debentures in the amount of $2,374,291 in January 2008.

NET LOSS FROM CONTINUING OPERATIONS: Net Loss from Continuing Operations was ($2,864,849) for the three months ended March 31, 2008 compared to ($5,322,006) for the three months ended March 31, 2007 which is a decrease in Net Loss from Continuing Operations of $2,457,157. This decrease is due primarily to the absence of stock option issuances during the period ended March 31, 2008 versus the three months ended March 31, 2007.

NET INCOME FROM OPERATIONS OF DISCONTINUED SEGMENTS: Net Income from Operations of Discontinued Segments was $702,943 for the three months ended March 31, 2008 versus $203,650 for the three months ended March 31, 2007 which is an increase of $499,293 in Net Income from Operations of Discontinued Segments. The increase resulted from Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation as further detailed in Note 5 of the Consolidated Financial Statements.

NET LOSS: Net Loss for the three months ended March 31, 2008 was ($2,161,906) versus the Net Loss of ($5,118,356) for the three months ended March 31, 2007. The primary reason for the substantial reduction in loss for the three months ended March 31, 2008 versus the three months ended March 31, 2007 was the decrease in Selling General and Administrative – Related Parties expense and the Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation.

Liquidity and Capital Resources

The Company is not currently generating any significant revenues and has incurred significant operating losses.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its working capital needs in 2008 raise substantial doubt about its ability to continue as a going concern.

At March 31, 2008, we had current assets of $169,862, current liabilities of $4,062,243 and working capital deficit of $3,892,381.   After giving effect to the Sonterra transaction in January 2008, the WTG transaction in March 2008, and the recent financing with Golden Gate, the Company currently has approximately $1,875,000 of current notes payable, accounts payable and accrued expenses that require payment or other satisfaction during 2008.  We will need to raise capital or issue shares of our common stock to discharge these obligations.  Additionally, we believe that after taking into account the recent financing transaction with Golden Gate, we will require approximately $650,000 of additional capital between the present time and November 2008 to meet working capital needs for 2008.   Accordingly, we will be reliant upon best efforts debt and/or equity financings to fund the payment of current liabilities and working capital needs.  We cannot give any assurance that this additionally needed financing could be obtained on attractive terms or at all.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at March 31, 2008, is as follows:

	Payments due by period
	1 year or less	2 – 3 Years	4 – 5 Years	More than 5 Years
Credit Facilities	$1,191,277	--	--	--
Operating Leases	--	--	--	--
Employment and consulting contracts (1)	$3,512,500	$7,087,500	$6,525,000	--
Total	$4,703,777	$7,087,500	$6,525,000	--

(1)  Does not include perquisites.

Off Balance-Sheet Arrangements

As of March 31, 2008 and 2007, the Company did not have any significant off balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.  As of March 31, 2008, we had cash of $11,752.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our promissory note debt obligations at March 31, 2008 is a fixed rate of 10% per annum.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  For the quarter ended March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below and in the prior reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Company prior reports, the Company was a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  A trial date was set for January 7, 2008. On December 3, 2007, ZG Gathering, Ltd. (“ZG”) filed a Suggestion of Bankruptcy which stayed the case.  On December 13, 2007, Betty Lou Sheerin (“Sheerin”) non-suited with prejudice all of her claims against Tidelands Oil and Gas Corporation (“Tidelands”) and Tidelands non-suited with prejudice all of its claims against Sheerin. On May 9, 2008 the Company received a Compromise Settlement Agreement and Mutual Release of All Claims from Sheerin ratifying the actions taken December 13, 2007. The claims between Northern Natural Gas Company (“Northern”), Sheerin, the Estate of Kenneth Lay, and the Estate of Charlton Hadden were severed from the claims between Northern, ZG and Tidelands.  The claims between Northern and Sheerin then proceeded to trial on January 7, 2008 in the State District Court.  The jury in that case concluded, among other things, that Northern is the owner of the note in question, that Sheerin agreed to be obligated on the note, that Sheerin failed to comply with the note, and that the unpaid principal and accrued interest on the note was $1,950,000.00.   The jury’s complete findings are on file in the court’s record in Cause No. 2002-CI-16421.  No final Judgment has been entered in this matter.  On February 26, 2008, ZG filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Northern, Tidelands and ZG.  There is no setting yet for the trial of the removal action, and the parties are in advanced settlement discussions.

Other Legal Matters

All remaining matters regarding litigation against Sonterra followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of March 31, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

Item 1A. Risk Factors

During the three months ended March 31, 2008, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Equity Repurchases

Set forth below is certain information concerning issuances of common stock during the first quarter ended March 31, 2008, and to the date of this report, that were not registered under the Securities Act of 1933 (“Securities Act”):

The Company issued 5,300,000 shares of its restricted common stock for consulting services valued at $386,900.

The Company issued 211,134 shares of its restricted common stock valued at $16,679.58 to two holders of the Company Stock Warrants under cashless exercise provisions which reduced the total number of warrant shares outstanding by 243,616 for purpose of cancellation.

The Company issued 39,890,180 shares of its restricted common stock valued at $1,994,509 in payment of the balance due Impact, after remitting the net proceeds from the sale of its International Pipeline between the United States and Mexico to WTG.

The Company issued 3,571,429 shares each of its restricted common stock valued at $250,000 to two of its directors in payment of consulting fees for the three months ended March 31, 2008.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description	Location of Exhibit
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification pursuant to Sarbanes - Oxley Act.	Included with this filing.
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act	Included with this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS OIL & GAS CORPORATION

Date: May 20, 2008	By:	/s/ James B. Smith
James B. Smith President and Chief Executive Officer