Form 10-Q
period 2008-06-30
TIDELANDS OIL & GAS CORP/WA
filed 2008-08-18
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 214,758,909 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

           PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2008	2007
Current Assets:
Cash	$8,527	$5,794
Accounts and Other Receivable	36,517	7,116
Note Receivable	800,000	-
Prepaid Expenses	130,072	177,099
Current Portion of Assets of Discontinued Operations	-	734,713
Total Current Assets	975,116	924,722

Property Plant and Equipment, Net of Accumulated
Depreciation of $93,303 and $81,202, Respectively – Continuing Operations	3,087,525	2,953,661
Property Plant and Equipment, Net – Discontinued
Operations-Held for Sale	-	4,118,666
Total Property, Plant and Equipment, Net	3,087,525	7,072,327

Investment in Affiliate – Cost Method	2,809,801	2,809,801

Other Assets:
Deposits	187,848	200,379
Cash Restricted	-	43,467
Deferred Charges	28,649	-
Goodwill	-	800,428
Non-Current Portion of Assets of Discontinued
Operations-Held for Sale	-	386,048
Total Other Assets	216,497	1,430,322

Total Assets	$7,088,939	$12,237,172

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2008	2007
Current Liabilities:
Current Maturities – Note Payable	$1,192,277	$7,533,039
Accounts Payable and Accrued Expenses	1,200,136	1,985,829
Reserve for Litigation	2,250,000	2,250,000
Current Portion of Liabilities of Discontinued
Operations	-	743,380
Due to Related Party	172,375	-
Total Current Liabilities	4,814,788	12,512,248

Long-Term Debt	1,000,000	-
Total Liabilities	5,814,788	12,512,248

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 186,304,166
and 108,226,836 Shares Issued and
Outstanding at June 30, 2008 and December
31, 2007, Respectively	186,305	108,227
Additional Paid-in Capital	60,634,175	55,868,098
Accumulated Deficit	(59,546,329)	(56,251,401)
Total Stockholders’ Equity (Deficit)	1,274,151	(275,076)

Total Liabilities and Stockholders’ Equity
(Deficit)	$7,088,939	$12,237,172

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
		(Restated)
Revenues:
Consulting Fees	$30,000	$-
Total Revenues	30,000	-
Costs and Expenses:
Depreciation	6,051	6,199
Selling, General and Administrative–Related Parties	-	971,000
Selling, General and Administrative	1,138,548	824,842
Total Costs and Expenses	1,144,599	1,802,041

Loss From Operations	(1,114,599)	(1,802,041)

Other Income (Expenses)
Interest Expense	(36,786)	(181,450)
Interest and Dividend Income	9,719	332
Miscellaneous	5,815	-
Total Other Income (Expenses)	(21,252)	(181,118)

Net Loss from Continuing Operations	(1,135,851)	(1.983,159)
Net Income (Loss) from Operations of Discontinued
Segments Including Gain on Disposal of $2,829
at June 30, 2008 and an Impairment Loss – Long
Lived Asset of $2,605,061 at June 30, 2007	2,829	(2,682,925)
Net Loss	$(1,133,022)	$(4,666,084)

Loss Per Common Share: Basic and Diluted
Loss from Continuing Operations	$(0.01)	$(0.02)
Loss from Discontinued Operations	0.00	(0.03)
Total	$(0.01)	$(0.05)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	152,523,054	101,798,727

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
		(Restated)
Revenues:
Consulting Fees	$75,000	$-
Total Revenues	75,000	-
Costs and Expenses:
Depreciation	12,102	12,528
Selling, General and Administrative–Related Parties	-	3,638,000
Selling, General and Administrative	3,911,690	3,128,275
Total Costs and Expenses	3,923,792	6,778,803

Loss From Operations	(3,848,792)	(6,778,803)

Other Income (Expenses)
Interest Expense	(179,396)	(526,947)
Interest and Dividend Income	10,934	585
Miscellaneous	16,554	-
Total Other Income (Expenses)	(151,908)	(526,362)

Net Loss from Continuing Operations	(4,000,700)	(7,305,165)
Net Income from Operations of Discontinued Segments
Including Gain on Disposal of $847,087 at June
30, 2008 and an Impairment Loss – Long Lived
Assets of $2,605,061 at June 30, 2007	705,772	(2,479,275)
Net Loss	$(3,294,928)	$(9,784,440)

Loss Per Common Share: Basic and Diluted
Loss from Continuing Operations	$(0.02)	$(0.08)
Loss from Discontinued Operations	0.00	(0.02)
Total	$(0.02)	$(0.10)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	152,523,054	95,683,133

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
		(Restated)
Cash Flows Provided From Operating Activities:
Net Income/(Loss)
From Continuing Operations	$(4,000,700)	$(7,305,165)
From Discontinued Operations	705,772	(2,479,275)
Adjustments to Reconcile Net Loss To Net Cash
Used In Operating Activities:
Depreciation
From Continuing Operations	12,102	12,528
From Discontinued Operations	43,764	233,216
Impairment Loss	-	2,605,061
Gain on Disposal of Assets	(417,262)	-
Gain on Sale of Subsidiary	(429,825)	-
Issuance of Common Stock:
For Services Provided – Related Parties	-	3,638,000
For Services Provided – Other	2,458,714	2,143,415
Changes in:
Accounts Receivable	320,888	225,316
Inventory	224,132	(31,752)
Prepaid Expenses	127,140	(208,854)
Deferred Charges	(28,649)	565,221
Deposits	12,889	-
Accounts Payable and Accrued Expenses	85,649	1,100,240
Customer Deposits	(10,800)	9,150

Net Cash Provided (Used) In Operating Activities	(896,186)	507,101

Cash Flows From Investing Activities:
Proceeds – Sale of Subsidiary and Other Assets	5,204,695	2,200
(Increase) Decrease in Restricted Cash	70,648	(1,061)
Acquisitions of Property, Plant and Equipment	(145,965)	(1,483,911)
Net Cash Provided (Used) In Investing Activities	5,129,378	(1,482,772)

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
		(Restated)
Cash Flows From Financing Activities:
Cost of Warrant Buy-Backs	(20,714)	-
Proceeds from Exercise of Stock Options	-	550,000
Proceeds from Short-Term Loan	-	143,996
Proceeds from Long-Term Loan	200,000	-
Repayment of Convertible Debentures and Loan	(4,662,299)	-
Loan from Related Party	172,375	-

Net Cash Provided (Used) by Financing Activities	(4,310,638)	693,996

Net (Decrease) in Cash	(77,446)	(281,675)

Cash at Beginning of Period	85,973	367,437

Cash at End of Period	$8,527	$85,762

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$151,616	$103,301

Cash Payments for Income Taxes	$-	$-

Non-Cash Activities:
Issuance of Common Stock:
Operating Activities	$2,458,714	$2,143,415
Payments of Accrued Expenses & Accounts Payable	411,645	343,244
Conversion of Debentures	-	2,000,000
Payment of Note Payable	1,994,509	-
Cashless Warrant Exercise	24,761	-
Conversion of Accounts Payable to Notes Payable	1,192,277	-
Legal Fee – Retainer	-	130,616
Prepaid Legal Fees	-	54,166
Assumption of Note Payable by Third Party	876,231	-
Long-Term Loan Payable	800,000	-
Less Related Long-Term Loan Receivable	(800,000)	-
Total Non-Cash Activities	$6,958,137	$4,671,441

See Accompanying Notes to Consolidated Financial Statements

  TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the six-month periods ended June 30, 2008, and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Please note that the prior year’s presentations for the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows were changed to conform to current year’s presentation.  The financial information as of December 31, 2007, is derived from the registrant’s Form 10-K for the year ended December 31, 2007.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America that would substantially duplicate the disclosures contained in the registrant’s Form 10-K for the year ended December 31, 2007, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008.  The accompanying unaudited consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiary, Esperanza Energy, LLC.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accounts of Sonterra Energy Corporation, Reef International, LLC, and Reef Marketing, LLC, are shown up through their dates of sale.  The accounts of Reef Ventures, LP, and Arrecefe Management, LLC, its General Partner, are shown up through the sale of their assets with the exception of continuing incidental expenses.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 2 – GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations.  Over 2007, the Company’s growth had been funded through issuance of convertible debentures.  As of June 30, 2008, the Company had approximately $8,527 of unrestricted cash.  However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.  The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years.  The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and from continued reduction of operating expenses.  There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The sales price for Sonterra was $3 million of which $2,925,000 was paid at closing.  The remaining $75,000 is due on or before January 9, 2009, and is subject to use to defend and pay possible claims from previous legal actions against Sonterra.  (See NOTE 12 – Litigation)

The proceeds of the transaction were primarily utilized to repay all the outstanding principal balance on the Company’s convertible debentures totaling $2,374,291.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

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
JUNE 30, 2008
 (UNAUDITED)

NOTE 5 – DISCONTINUED OPERATIONS AND ASSETS HELD

Sonterra Energy Corporation
The sale of the Company’s wholly-owned subsidiary, Sonterra Energy Corporation, resulted in gain of $429,825 which was subject to possible future reduction (See NOTE 12 – Litigation) for the fiscal period ended June 30, 2008.

Reef Ventures, LP
The sale of the assets of Reef Ventures, LP, the Company’s 97% owned subsidiary, resulted in a gain of $417,262 for the fiscal period ended June 30, 2008.

We have accounted for the sale of these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144, we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at June 30, 2008, as follows:

	June 30,	December 31,
	2008	2007
Assets of Discontinued Subsidiaries:
Cash	$-	$80,179
Accounts and Other Receivables	-	350,289
Inventory	-	224,132
Prepaid Expenses	-	80,113
Property, Plant and Equipment, Net	-	4,118,666
Other Assets	-	386,048
Total Assets	$-	$5,239,427

Liabilities of Discontinued Subsidiaries:
Accounts Payable and Accrued Expenses	$-	$732,580
Customer Deposits	-	10,800
Total Liabilities	$-	$743,380

	Six Months Ended
	June 30,	June 30,
	2008	2007
Revenues of Discontinued Subsidiaries	$1,397	$1,595,410
Costs and Expenses	(142,712)	(1,469,624)
Impairment Loss	-	(2,605,061)
Gain on Sale of Reef Ventures, LP’s Assets	417,262	-
Gain on Sale of Sonterra Energy Corporation	429,825	-
Net Income from Discontinued Operations	$705,772	$(2,479,275)

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 6 – FINANCING TRANSACTION - GOLDEN GATE INVESTORS, INC.

On May 9, 2008, the Company completed a financing transaction in which it entered into a Securities Purchase Agreement ("Purchase Agreement") with Golden Gate Investors, Inc. ("Golden Gate") which provided for the issuance and sale by the Company of up to $3 million of 6% convertible debentures, with the initial issuance of a $1 million debenture ("Debenture") and the payment of cash by Golden Gate of $200,000 and issuance by Golden Gate to the Company of a $800,000 promissory note ("Note"). The Purchase Agreement provides Golden Gate with the right to lend, in two separate transactions, an additional $1 million of funding to the Company, in its sole discretion, through advancing cash of $200,000 and issuing a note for the balance, similar to the Note. The Company had the right until August 8, 2008, to redeem, at a price equal to the principal and accrued interest, the Debenture provided that no event of default had occurred.  This redemption did not occur.

The Debenture is unsecured and bears interest at the annual rate of 6%, payable monthly, in cash or, at Golden Gate's election, in shares of the Company's stock valued at the applicable conversion price described further below, with the principal amount due on May 9, 2011. The Debenture may not be prepaid without the written consent of Golden Gate.  The Debenture is convertible, either in whole or in part, at any time at a per share equal to the lesser of $.50 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to Golden Gate's election to convert.  If Golden Gate elects to convert a portion of the Debenture, and on the date of the election, the volume weighted average price per share of the Company's common stock is below $0.07, the Company has the right to prepay the portion of the Debenture that Golden Gate elected to convert, plus any accrued and upaid interest, at 100% of the amount due and the conversion notice will be withdrawn.

In the event the Company's stock trades at a price that is less than $0.01 per share at any time during the six month period following May 9, 2008, the interest rate on the Debenture will increase to 9 3/4% for the remaining term of the Debenture.  In the event this provision is triggered, within three business days of a written request from Golden Gate, the Company is required to prepay the amount of interest that would otherwise be due from the date of the request through the maturity date.  If any portion of the Debenture is converted into the Company's common stock prior to maturity, the Company will be entitled to a refund of the pro rata portion of the interest prepayment attributable to the portion of the principal amount converted.

In accordance with the terms of the Debenture, the Company has reserved 35,000,000 shares of its common stock for possible conversion.  The Company’s stock transfer agent has received irrevocable instructions regarding the shares reserved.

The Note is secured and bears interest at the annual rate of 6.25%, payable monthly, with the principal amount due on May 31, 2011.  Golden Gate has the option to prepay this note, subject to the satisfaction of certain conditions.

The Company analyzed the provision of the Debenture in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" and determined that the Debenture did not contain any derivative features that would require separate accounting under this literature.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2008 and December 31, 2007 is as follows:

			Estimated
	June 30,	December 31,	Economic
	2008	2007	Life
Pre-Construction Costs:
Domestic LNG System	$3,044,511	$2,898,546	N/A
Total	3,044,511	2,898,546
Office Furniture, Equipment and
Leasehold Improvements	136,317	136,317	5 Years
Total	3,180,828	3,034,863
Less: Accumulated Depreciation	93,303	81,202

Net Property, Plant and Equipment	$3,087,525	$2,953,661

Depreciation expense for the six months ended June 30, 2008 and 2007 was $12,101, and $12,528, respectively.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

A summary of property, plant and equipment at June 30, 2008 and December 31, 2007 for Discontinued Operations is as follows:

			Estimated
	June 30,	December 31,	Economic
	2008	2007	Life

Office Furniture, Equipment and
Leasehold Improvements	$-	$55,086	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	-	3,501,194	20 Years
Tanks & Lines – Propane Distribution
System	-	1,942,936	5 Years
Machinery and Equipment	-	71,580	5 Years
Trucks, Autos and Trailers	-	126,464	5 Years
Total	-	5,697,260
Less: Accumulated Depreciation	-	1,578,594

Net Property, Plant and Equipment	$-	$4,118,666

Depreciation expense for the six months ended June 30, 2008 and 2007 was $43,764 and $233,216 respectively, and has been included in Net Income from Operations of Discontinued Segments.

NOTE 8 – LONG-TERM DEBT

A summary of long-term debt at June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
	2008	2007
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate Per Annum, Maturing May 25, 2008	$-	$5,158,748

Convertible Debentures, Unsecured, Including
Prepaid Interest at 9% Per Annum, Maturing
January 20, 2008	-	2,374,291

Note Payable, Unsecured, Interest Bearing at
10% Per Annum, Maturing August 31, 2008
(see below)	1,192,277	-
	1,192,277	7,533,039
Less: Current Maturities	1,192,277	7,533,039

Total Long-Term Debt	$-	$-

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 9 – COMMON STOCK TRANSACTIONS

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

The Company issued 2,302,217 shares of its common stock for past consulting services valued at $138,384.66 regarding the Port Esperanza project and in payment of $27,767 transaction costs.

The Company issued 5,300,000 shares of its restricted common stock for consulting services valued at $386,900.

The Company issued 211,134 shares of its restricted common stock valued at $16,680 to two holders of the Company’s Stock Warrants under cashless exercise provisions which reduced the total number of warrant shares outstanding by 243,616 for purpose of cancellation (See NOTE 10 – Stock Options…).

The Company cancelled 2,071,407 Stock Warrants for $20,714, which reduced additional paid-in capital (See NOTE 10 – Stock Options…).

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 9 – COMMON STOCK TRANSACTIONS (CONTINUED)

The Company issued 3,571,429 shares each of its restricted common stock valued at $250,000 to two of its Directors in payment of consulting fees for the three months ended March 31, 2008.

The Company issued 3,571,429 shares of its common stock valued at $250,000 to the President pursuant to his employment contract.

A summary of common stock transactions for the three months ended June 30, 2008 is as follows:

The Company issued 3,600,689 shares of its common stock for consulting services valued at $118,133 regarding the Port Esperanza project and in payment of $23,626 transaction costs.

The Company issued 217,391 shares of its common stock for consulting services valued at $7,609 and in payment of $2,391 transaction costs.

The Company issued 230,905 shares of its restricted common stock valued at $8,082 to a holder of the Company’s Stock Warrants under cashless exercise provisions.  There are no further Stock Warrants outstanding (See NOTE 10 – Stock Options…).

The Company issued 850,000 shares of its common stock for consulting services valued at $25,000 regarding the Port Esperanza project and in payment of $5,000 transaction costs.

The Company issued 1,074,695 shares of its common stock for legal services valued at $30,170 and in payment of $9,205 transaction costs.

The Company issued 280,715 shares of its common stock for corporate secretary services and related costs valued at $5,813 and in payment of $1,163 transaction costs.

The Company issued 434,706 shares of its common stock to an Officer for salary valued at $9,196 and in payment of $1,839 transaction costs.

The Company issued 875,720 shares of its common stock to an Officer for salary valued at $18,525 and in payment of $3,705 transaction costs.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 10 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the six months ending June 30, 2008:

			Shares Reserved		Weighted
	Stock	Stock	for Convertible	Total	Average
	Options	Warrants	Debentures	Shares	Exercise Price
Outstanding – December 31, 2007	20,380,953	2,545,928	2,729,068	25,655,949	$0.324
First Quarter
Granted / Issued	-	-	-	-	-
Exercised/Converted	-	(243,616)	-	(243,616)	0.935
Expired	-	-	(2,729,068)	(2,729,068)	0.870
Cancelled/Extinguished	-	(2,071,407)	-	(2,071,407)	0.935
Outstanding – March 31, 2008	20,380,953	230,905	-	20,611,858	$0.183

Second Quarter
Granted / Issued	-	-	35,000,000	35,000,000	0.285
Exercised/Converted	-	(230,905)	-	(230,905)	0.935
Expired	-	-	-	-	-
Cancelled/Extinguished	-	-	-	-	-
Outstanding – June 30, 2008	20,380,953	-	35,000,000	55,380,953	$0.823

Summary of Outstanding Stock Options and Shares Reserved for Convertible Debenture

	Stock	Shares Reserved for Convertible	Exercise
	Options	Debenture	Price
Stock Options
Expiration Date
February 28, 2017	12,380,953		$0.210
May 23, 2017	8,000,000		0.120

Shares Reserved for Convertible Debenture
Expiration Date
May 11, 2011		35,000,000	0.286

Outstanding – June 30, 2008	20,380,953	35,000,000	Avg. $ 0.823

Outstanding stock options had zero intrinsic value at June 30, 2008.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 11 – RELATED PARTY TRANSACTIONS

Loan from President
During the three months ended March 31, 2008, the Company borrowed $27,258 from its President.  Subsequently through May 12, 2008, the Company borrowed an additional $122,742 from its President bringing the total to $150,000.  The Company executed a promissory note due August 31, 2008, bearing an 8% annual interest rate.  From May 12, 2008 through June 30, 2008, the Company borrowed $22,375 from its President.  The Company executed an additional promissory note due August 31, 2008, bearing an 8% interest rate.

Consulting Agreement
On January 26, 2008, the Company entered into a consulting agreement with two directors to provide business development, merger and acquisition capital raising and other services to the Company.  The term of the agreement is five years.  Services to be provided are compensated under the agreement at a rate of $1 million per annum which may be paid in shares of stock.  During the three months ended June 30, 2008, fees of $250,000 were accrued for each of the two directors, and are included in "Accounts Payable and Accrued Liabilities" at June 30, 2008.

NOTE 12 – LITIGATION

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 (UNAUDITED)

NOTE 12 – LITIGATION (CONTINUED)

All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of June 30, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

NOTE 13 - SUBSEQUENT EVENTS

During July 2008, the Company's stock traded at a price less than $0.01 per share, resulting in an increase in the interest rate on the Debenture to 9 3/4% for the remaining term of the Debenture.  As of August 13, 2008, the Company had not received a written request from Golden Gate to prepay the amount of interest that would otherwise be due on the Debenture through the maturity date.

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

Frontera Pipeline, LLC and the Burgos Hub Project

Previously, the Company had been developing a natural gas pipeline system (the “Burgos Hub Project”) project with its own resources through its subsidiary in the United States, Sonora Pipeline, LLC (“Sonora”) and its subsidiary in Mexico, Terranova Energia, S. de R.L. de C.V. (“Terranova”).  In September 2007, the Company and Terranova entered into an agreement (the “Purchase Agreement”) with Grand Cheniere Pipeline LLC (“Cheniere”), pursuant to which the Company conveyed an 80% interest in the Company’s Burgos Hub Project, which involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.  Under Frontera’s limited liability company agreement, Cheniere will be the manager of Frontera, with sole decision-making and management control of the Burgos Hub Project.  On May 21, 2008, the Federal Energy Regulatory Commission (FERC) granted an extension of time until and including July 10, 2010 for Sonora Pipeline LLC to construct and make its Burgos Hub project facilities available for service. The certificate of convenience and public necessity for the construction of the natural gas pipeline and the permit to extend the pipeline under the Rio Grande River for interconnection into natural gas pipelines in Mexico are key entitlements that are expected to be used to attract commercial development of the project. The extension of time granted by FERC was given in order to accommodate expected commercial use of the facilities by parties based in Mexico. On May 29, 2008, the Comision Reguladora de Energia (CRE) granted a one year extension from that date for Terranova Energia, S. de R.L. de C.V. (“Terranova”) to file its final cost and income proposal, as well as the corresponding tariffs and maximum income for the existing natural gas pipeline permit held by Terranova in Mexico. The current expectation of Frontera is that no change of the existing pipeline routing under the original permit is needed at this time; therefore, Frontera does not expect to file for an amendment to the existing pipeline permit. Terranova is also wholly owned by Frontera. Frontera expects that more clarity concerning the status of the natural gas storage facility (a component of the Burgos Hub project) permit application will emerge from the results of the energy reform legislation which is currently under debate and consideration by the Mexican legislature. The CRE has informed Frontera that there is a specific provision in the energy reform proposals put forth by the Calderon administration that deals with the development of natural gas storage facilities in depleted gas reservoirs that are owned by PEMEX and the Mexican nation. Construction of the pipelines would not commence until final investment decision is made by Cheniere after obtaining all required authorizations to construct and operate the facilities from the appropriate U.S. and Mexican authorities, arranging appropriate financing, and entering into acceptable commercial arrangements with creditworthy counterparties. Management’s current expectation for future commercial use of the proposed facilities is that one or more subsidiaries of PEMEX are likely to be the principal customer for some portion of the Burgos Hub project. The Company will not receive and revenues or cash flow from Frontera for the foreseeable future, if at all, and it will be responsible for funding certain expenses in the event that final investment decision is made to construct the facilities. In accordance with the existing agreements, the Company received consulting fees of $75,000 paid by Frontera in the first six months of 2008 and incurred no development related costs for the Burgos Hub project during the first quarter of 2008.

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

Reef Ventures, LP International Pipeline

The assets of this business originally consisted of two different pipelines: (1) an 8-mile twelve-inch diameter natural gas pipeline with metering and dehydration facilities and (2) a two-mile segment of six-inch diameter pipeline to be used in a future LPG project. These assets were impaired in 2006 with a significant charge to earnings and contributed approximately 4 % of the Company’s revenues in 2007. The Chittim Gas Processing plant which had been inactive since 2002 and was formerly owned by Rio Bravo Energy LLC (a 100% owned subsidiary of the Company) was conveyed to Reef International, LLC in 2007 along with the Carrizo Springs Pipeline System that was also inactive and formerly held by Sonora Pipeline LLC. During 2007, we attempted to negotiate for capacity reservation charges with potential shippers of natural gas to obtain commitments that would service existing indebtedness on the Reef Ventures’ International Pipeline, but we were unsuccessful in obtaining any new commitments. In fact, revenues from this business unit declined from the prior years. During the quarter ended March 31, 2008, no gas was transported for a fee and no revenues were earned by the Reef Ventures, LP business unit. In March 2008, we sold our international pipeline system, the Chittim Gas Plant and the Carrizo Springs pipeline system owned by Reef Ventures, LP to WTG and utilized the proceeds of sale along with an associated issuance of our common stock to retire over $5,300,000 of indebtedness owed to Impact International, LLC (“Impact”).

Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation ("Sonterra") subsidiary consisted of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving certain residential subdivisions in the Austin, Texas area. During 2007, we attempted to negotiate a restructuring of the existing convertible debenture indebtedness of $2,374,291 to a group of investors led by Palisades Master Fund, LP. We were unable to come to mutually acceptable terms in that restructuring effort and in January 2008, we sold the stock of Sonterra Energy Corporation for $3,000,000 and utilized the proceeds from that sale to retire the convertible debentures and repurchase certain outstanding warrants. All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of March 31, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES: The Company reported revenues of $30,000 for the three months ended June 30, 2008 compared to revenues of $0 for the three months ended June 30, 2007.The revenue increase resulted from the receipt of consulting fees from Frontera Pipeline LLC during the period ended June 30, 2008 whereas no such fees were received during the period ended June 30, 2007.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended June 30, 2008 were $1,144,599 versus $1,802,041 for the three months ended June 30, 2007 which is a decrease of 36% in Total Costs and Expenses for the three months ended June 30, 2008 versus the three months ended June 30, 2007. The primary reason for the decrease in Total Expenses was the absence of stock option issuance expenses in the three months ended June 30, 2008 versus the three months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE – RELATED PARTIES: Selling, General and Administrative  – Related Parties for the three months ended June 30, 2008 was $0 compared to $971,000 for the three months ended June 30, 2007. The decrease was due to the absence of stock option issuances in the three months ended June 30, 2008 versus the three months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the three months ended June 30, 2008 were $1,138,548 compared to $824,842 for the three months ended June 30, 2007. Most of the increase in these expenses was attributable to increases in compensation paid to directors.

OTHER INCOME (EXPENSE): Total Other Income (Expense) for the three months ended June 30, 2008 was ($21,252) versus ($181,118) for the three months ended June 30, 2007. The primary reason for the decrease in Other Expense is the decrease in interest expense to ($36,786) for the three months ended June 30, 2008 versus ($181,450) for the three months ended June 30, 2007 which reflects the payoff of the convertible debentures in the amount of $2,374,291 in January 2008.

NET LOSS FROM CONTINUING OPERATIONS: Net Loss from Continuing Operations was ($1,135,851) for the three months ended June 30, 2008 compared to ($1,983,159) for the three months ended June 30, 2007 which is a decrease in Net Loss from Continuing Operations of $1,597,308. This decrease is due primarily to the absence of stock option issuances during the period ended June 30, 2008 versus the three months ended June 30, 2007.

NET INCOME FROM OPERATIONS OF DISCONTINUED SEGMENTS: Net Income from Operations of Discontinued Segments was $2,829 for the three months ended June 30, 2008 versus ($2,682,925) for the three months ended June 30, 2007 which is an increase of $2,685,754 in Net Income from Operations of Discontinued Segments. The increase resulted from Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation as further detailed in Note 5 of the Consolidated Financial Statements.

NET LOSS: Net Loss for the three months ended June 30, 2008 was ($1,133,022) versus the Net Loss of ($4,666,084) for the three months ended June 30, 2007. The primary reason for the substantial reduction in loss for the three months ended June 30, 2008 versus the three months ended June 30, 2007 was the decrease in Selling General and Administrative – Related Parties expense and the Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES: The Company reported revenues of $75,000 for the six months ended June 30, 2008 compared to revenues of $0 for the six months ended June 30, 2007.The revenue increase resulted from the receipt of consulting fees from Frontera Pipeline LLC during the period ended June 30, 2008 whereas no such fees were received during the period ended June 30, 2007.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the six months ended June 30, 2008 were $3,173,792 versus $6,778,803 for the six months ended June 30, 2007 which is a decrease of 53% in Total Costs and Expenses for the six months ended June 30, 2008 versus the six months ended June 30, 2007. The primary reason for the decrease in Total Expenses was the absence of stock option issuance expenses in the six months ended June 30, 2008 versus the six months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE – RELATED PARTIES: Selling, General and Administrative  – Related Parties for the six months ended June 30, 2008 was $0 compared to $3,638,000 for the six months ended June 30, 2007. The decrease was due to the absence of stock option issuances in the six months ended June 30, 2008 versus the six months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the six months ended June 30, 2008 were $3,911,690 compared to $3,128,275 for the six months ended June 30, 2007. Most of the increase in these expenses was attributable to increases in compensation paid to directors.

OTHER INCOME (EXPENSE): Total Other Income (Expense) for the six months ended June 30, 2008 was ($151,908) versus ($526,362) for the six months ended June 30, 2007. The primary reason for the decrease in Other Expense is the decrease in interest expense to ($179,396) for the six months ended June 30, 2008 versus ($526,947) for the six months ended June 30, 2007 which reflects the payoff of the convertible debentures in the amount of $2,374,291 in January 2008.

NET LOSS FROM CONTINUING OPERATIONS: Net Loss from Continuing Operations was ($4,000,700) for the six months ended June 30, 2008 compared to ($7,305,165) for the six months ended June 30, 2007 which is a decrease in Net Loss from Continuing Operations of $4,054,465. This decrease is due primarily to the absence of stock option issuances during the period ended June 30, 2008 versus the six months ended June 30, 2007.

NET INCOME FROM OPERATIONS OF DISCONTINUED SEGMENTS: Net Income from Operations of Discontinued Segments was $705,772 for the six months ended June 30, 2008 versus ($2,479,275) for the six months ended June 30, 2007 which is an increase of $3,185,047 in Net Income from Operations of Discontinued Segments. The increase resulted from Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation as further detailed in Note 5 of the Consolidated Financial Statements.

NET LOSS: Net Loss for the six months ended June 30, 2008 was ($3,294,928) versus the Net Loss of ($9,784,440) for the six months ended June 30, 2007. The primary reason for the substantial reduction in loss for the three months ended June 30, 2008 versus the six months ended June 30, 2007 was the decrease in Selling General and Administrative – Related Parties expense and the Gains on Disposal of the assets of Reef Ventures, LP and the sale of Sonterra Energy Corporation.

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

At June 30, 2008, we had current assets of $975,116, current liabilities of $4,814,788 and working capital deficit of $3,839,672.   After giving effect to the Sonterra transaction in January 2008, the WTG transaction in March 2008, and the recent financing with Golden Gate Investors, Inc.,  the Company currently  has approximately $2,565,000 of current notes payable, accounts payable and accrued expenses that require payment or other satisfaction during 2008.  We will need to raise capital to discharge these obligations.  Additionally, we believe that after taking into account the recent financing transaction with Golden Gate Investors, Inc., we will require approximately $300,000 of additional capital between the present time and November 2008 to meet working capital needs for 2008.   Accordingly, we will be reliant upon best efforts debt and/or equity financings to fund the payment of current liabilities and working capital needs.  We cannot give any assurance that this additional needed financing could be obtained on attractive terms or at all.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at June 30, 2008, is as follows:

	Payments due by period
	1 year or less	2 – 3 Years	4 – 5 Years	More than 5 Years
Credit Facilities	$1,363,652	$1,000,000	$--	$--
Operating Leases	--	--	--	--
Employment and consulting contracts (1)	3,512,500	7,087,500	5,647,500	--
Total	$4,876,152	$8,087,500	$5,647,500	$--

(1)  Does not include perquisites.

Off Balance-Sheet Arrangements

As of June 30, 2008 and 2007, the Company did not have any significant off balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.  As of June 30, 2008, we had cash of $8,527.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our promissory note debt obligations at June 30, 2008 is a fixed rate of 10% per annum.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  For the quarter ended June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below and in the prior reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Company prior reports, the Company was a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  A trial date was set for January 7, 2008. On December 3, 2007, ZG Gathering, Ltd. filed a Suggestion of Bankruptcy which stayed the case.  On December 13, 2007, Betty Lou Sheerin non-suited with prejudice all of her claims against Tidelands Oil and Gas Corporation and Tidelands Oil and Gas Corporation non-suited with prejudice all of its claims against Betty Lou Sheerin. On May 9, 2008 the Company received a Compromise Settlement Agreement and Mutual Release of All Claims from Betty Lou Sheerin ratifying the actions taken December 13, 2007. The claims between Northern Natural Gas Company, Betty Lou Sheerin, the Estate of Kenneth Lay, and the Estate of Charlton Hadden were severed from the claims between Northern, ZG Gathering, Ltd., and Tidelands Oil and Gas Corporation.  The claims between Northern Natural Gas Company and Betty Lou Sheerin then proceeded to trial on January 7, 2008 in the State District Court.  The jury in that case concluded, among other things, that Northern Natural Gas is the owner of the note in question, that Betty Lou Sheerin agreed to be obligated on the note, that she failed to comply with the note, and that the unpaid principal and accrued interest on the note  was $1,950,000.00.   The jury’s complete findings are on file in the court’s record in Cause No. 2002-CI-16421.  No final Judgment has been entered in this matter.  On February 26, 2008, ZG Gathering, Ltd. filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Northern Natural Gas Company, Tidelands Oil & Gas Corporation and ZG Gathering, Ltd.  On July 18,2008, ZG Gathering, Ltd. and Tidelands executed a Compromise Settlement Agreement and Mutual Release of All Claims under which Tidelands is required, upon approval of a Final Order by the Bankruptcy Court, to remove the stop transfer order on 1,000,000 shares of previously issued common stock of the Company, execute a quit claim deed with respect to the 225 mile gathering system owned by ZG Gathering, Ltd., and to further issue 1,000,000 shares of common stock to ZG Gathering, Ltd. in exchange for the settlement of all claims by ZG Gathering, Ltd. ZG Gathering, Ltd. has filed a Motion to Approve the Compromise and Settlement Agreement with the Bankruptcy Court and the parties await a Final Order with respect to that motion.

Other Legal Matters

All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of June 30, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

Item 1A. Risk Factors

During the six months ended June 30, 2008, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Equity Repurchases

Set forth below is certain information concerning issuances of common stock during the six months ended June 30, 2008, and to the date of this report, that were not registered under the Securities Act of 1933 (“Securities Act”):

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

The Company issued 230,905 shares of its restricted common stock valued at $8,082 to a holder of the Company’s Stock Warrants under cashless exercise provisions.

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

TIDELANDS OIL & GAS CORPORATION

Date: August 18, 2008	By:	/s/ James B. Smith
James B. Smith President and Chief Executive Officer