Form 10-Q
period 2008-09-30
TIDELANDS OIL & GAS CORP/WA
filed 2008-11-19
CIK 1107104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 14, 2008, there were 217,754,324 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes  ☐      No ☒

TIDELANDS OIL & GAS CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2008	2007
Current Assets:
Cash	$8,628	$5,794
Accounts and Other Receivable	93,222	7,116
Note Receivable	800,000	-
Prepaid Expenses	114,599	177,099
Current Portion of Assets of Discontinued Operations	-	734,713
Total Current Assets	1,016,449	924,722

Property Plant and Equipment, Net of Accumulated Depreciation
of $95,677 and $81,202, Respectively – Continuing Operations	3,152,845	2,953,661
Property Plant and Equipment, Net – Discontinued
Operations-Held for Sale	-	4,118,666
Total Property, Plant and Equipment, Net	3,152,845	7,072,327

Investment in Affiliate – Cost Method	250,000	2,809,801

Other Assets:
Deposits	146,724	200,379
Cash Restricted	-	43,467
Deferred Charges	181,333	-
Goodwill	-	800,428
Non-Current Portion of Assets of Discontinued
Operations-Held for Sale	-	386,048
Total Other Assets	328,057	1,430,322

Total Assets	$4,747,351	$12,237,172

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2008	2007
Current Liabilities:
Current Maturities – Note Payable	$1,192,277	$7,533,039
Accounts Payable and Accrued Expenses	866,333	1,985,829
Accrued Expenses – Due to Related Parties	1,500,000	-
Reserve for Litigation	-	2,250,000
Current Portion of Liabilities of Discontinued
Operations	-	743,380
Due to Related Party	172,375	-
Total Current Liabilities	3,730,985	12,512,248

Long-Term Debt	1,000,000	-
Total Liabilities	4,730,985	12,512,248

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common Stock, $.001 Par Value per Share,
250,000,000 Shares Authorized, 214,999,909
and 108,226,836 Shares Issued and
Outstanding at September 30, 2008 and
December 31, 2007, Respectively	215,001	108,227
Additional Paid-in Capital	60,964,482	55,868,098
Accumulated Deficit	(61,163,117)	(56,251,401)
Total Stockholders’ Equity (Deficit)	16,366	(275,076)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,747,351	$12,237,172

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Revenues:
Consulting Fees	$30,000	$-
Total Revenues	30,000	-
Costs and Expenses:
Depreciation	6,050	6,242
Selling, General and Administrative	1,263,816	638,416
Impairment – Investment in Affiliate	2,559,801	-
Total Costs and Expenses	3,829,667	644,658

Loss From Operations	(3,799,667)	(644,658)

Other Income (Expenses)
Gain on the Sale of Assets	900	156,480
Interest Expense	(59,029)	(245,357)
Interest and Dividend Income	10,211	167
Reduction of Reserve for Litigation	2,239,600	-
Miscellaneous	(8,803)	93,390
Total Other Income	2,182,879	4,680

Net Loss from Continuing Operations	(1,616,788)	(639,978)
Net Loss from Operations of Discontinued
Segments Including Loss on Disposal of
Equipment $179,443 at September 30, 2007	-	(237,797)
Net Loss	$(1,616,788)	$(877,775)

Loss Per Common Share: Basic and Diluted
Loss from Continuing Operations	$(0.01)	$(0.01)
Loss from Discontinued Operations	0.00	(0.00)
Total	$(0.01)	$(0.01)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	196,869,627	106,425,046

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Revenues:
Consulting Fees	$105,000	$-
Total Revenues	105,000	-
Costs and Expenses:
Depreciation	18,152	18,770
Selling, General and Administrative–Related
Parties	-	3,638,000
Selling, General and Administrative	5,175,506	3,766,691
Impairment – Investment in Affiliate	2,559,801	-
Total Costs and Expenses	7,753,459	7,423,461

Loss From Operations	(7,648,459)	(7,423,461)

Other Income (Expenses)
Gain on Sale of Assets	900	156,480
Interest Expense	(238,425)	(772,304)
Interest and Dividend Income	21,145	752
Reduction of Reserve for Litigation	2,239,600
Miscellaneous	7,751	93,390
Total Other Income (Expenses)	2,030,971	(521,682)

Net Loss from Continuing Operations	(5,617,488)	(7,945,143)
Net Income (Loss) from Operations of
Discontinued Segments Including Gain on
Disposal of Equipment of $847,087 at
September 30, 2008 and Loss on Disposal
of Equipment of $179,443 and an Impairment
Loss – Long Lived Assets of $2,605,061 at
September 30, 2007	705,772	(2,717,072)
Net Loss	$(4,911,716)	$(10,662,215)

Loss Per Common Share: Basic and Diluted
Loss from Continuing Operations	$(0.03)	$(0.08)
Loss from Discontinued Operations	0.00	(0.03)
Total	$(0.03)	$(0.11)
Weighted Average Number of Common
Shares Outstanding, Basic and Diluted	165,928,519	97,199,835

See Accompanying Notes to Consolidated Financial Statements

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:
Net Income/(Loss)
From Continuing Operations	$(5,617,488)	$(7,945,143)
From Discontinued Operations	705,772	(2,717,072)
Adjustments to Reconcile Net Loss To Net Cash
Used In Operating Activities:
Depreciation
From Continuing Operations	18,152	18,770
From Discontinued Operations	43,764	314,444
Impairment Loss	2,559,801	2,605,061
Reversal of Litigation Reserve	(2,239,600)	-
(Gain) Loss on Disposal of Assets	(418,162)	179,443
(Gain) on Sale of Subsidiary	(429,825)	(156,480)
Issuance of Common Stock:
For Services Provided – Related Parties	-	5,011,763
For Services Provided – Other	3,218,963	1,049,791
Changes in:
Accounts Receivable	264,183	(33,708)
Inventory	224,132	(18,285)
Prepaid Expenses	142,613	(153,974)
Deferred Charges	(181,333)	565,221
Deposits	54,013	(65,438)
Accounts Payable and Accrued Expenses	840,201	1,272,791
Customer Deposits	(10,800)	10,350

Net Cash (Used) In Operating Activities	(825,614)	(62,466)

Cash Flows From Investing Activities:
Proceeds – Sale of Subsidiary and Other Assets	5,205,595	1,310,236
Investment in Affiliate	-	(62,601)
(Increase) Decrease in Restricted Cash	70,648	(1,478)
Acquisitions of Property, Plant and Equipment	(217,336)	(1,774,175)
Net Cash Provided (Used) In Investing Activities	5,058,907	(528,018)

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Financing Activities:
Cost of Warrant Buy-Backs	(20,714)	-
Proceeds from Exercise of Stock Options	-	790,000
Proceeds from Short-Term Loan	-	251,220
Proceeds from Long-Term Loan	200,000	-
Repayment of Convertible Debentures and Loan	(4,662,299)	-
Loan from Related Party	172,375	-

Net Cash Provided (Used) by Financing Activities	(4,310,638)	1,041,220

Net Increase (Decrease) in Cash	(77,345)	450,736

Cash at Beginning of Period
From Continued Operations	5,794	367,437
From Discontinued Operations	80,179	-
Total	85,973	367,437

Cash at End of Period
From Continued Operations	8,304	795,559
From Discontinued Operations	324	22,614
Total	$8,628	$818,173

Supplemental Disclosures of Cash Flow Information:
Cash Payments for Interest	$165,223	$125,817

Cash Payments for Income Taxes	$-	$-

TIDELANDS OIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Non-Cash Activities:
Issuance of Common Stock:
Operating Activities	$3,218,963	$2,423,554
Payments of Accrued Expenses & Accounts Payable	-	343,244
Conversion of Debentures	-	2,000,000
Payment of Note Payable	1,994,509	-
Cashless Warrant Exercise	24,761	-
Conversion of Accounts Payable to Notes Payable	1,192,277	-
Legal Fee – Retainer	-	130,616
Prepaid Legal Fees	-	27,083
Litigation Settlement	10,400	-
Assumption of Note Payable by Third Party	876,231	-
Long-Term Loan Payable	800,000	-
Less Related Long-Term Loan Receivable	(800,000)	-
Cancellation of Common Stock: In Settlement of Stock
Subscriptions	-	(220,000)
Total Non-Cash Activities	$7,317,141	$4,704,497

See Accompanying Notes to Consolidated Financial Statements

  TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the nine-month periods ended September 30, 2008, and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Please note that the prior year’s presentations for the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows were changed to conform to current year’s presentation.  The financial information as of December 31, 2007, is derived from the registrant’s Form 10-K for the year ended December 31, 2007.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America that would substantially duplicate the disclosures contained in the registrant’s Form 10-K for the year ended December 31, 2007, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008.  The accompanying unaudited consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiary, Esperanza Energy, LLC.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accounts of Sonterra Energy Corporation, Reef International, LLC, and Reef Marketing, LLC, are shown up through their dates of sale.  The accounts of Reef Ventures, LP, and Arrecefe Management, LLC, its General Partner, are shown up through the sale of their assets with the exception of continuing incidental expenses.

NOTE 2 – GOING CONCERN

The Company has sustained recurring losses and negative cash flows from operations.  Over 2007, the Company’s growth had been funded through issuance of convertible debentures.  As of September 30, 2008, the Company had approximately $8,628 of unrestricted cash.  However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.  The Company needs to raise substantial additional capital to accomplish its business plan this year and over the next several years.  The Company is seeking to obtain such additional funding through private equity sources, from financial partners for some of its projects and from continued reduction of operating expenses.  There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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
SEPTEMBER 30, 2008
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

NOTE 5 – DISCONTINUED OPERATIONS AND ASSETS HELD

Sonterra Energy Corporation
The sale of the Company’s wholly-owned subsidiary, Sonterra Energy Corporation, resulted in gain of $429,825 which was subject to possible future reduction (See NOTE 12 – Litigation) for the fiscal period ended September 30, 2008.

Reef Ventures, LP
The sale of the assets of Reef Ventures, LP, the Company’s 97% owned subsidiary, resulted in a gain of $417,262 for the fiscal period ended September 30, 2008.

We have accounted for the sale of these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144, we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at September 30, 2008, as follows:

	September 30,	December 31,
	2008	2007
Assets of Discontinued Subsidiaries:
Cash	$-	$80,179
Accounts and Other Receivables	-	350,289
Inventory	-	224,132
Prepaid Expenses	-	80,113
Property, Plant and Equipment, Net	-	4,118,666
Other Assets	-	386,048
Total Assets	$-	$5,239,427

Liabilities of Discontinued Subsidiaries:
Accounts Payable and Accrued Expenses	$-	$732,580
Customer Deposits	-	10,800
Total Liabilities	$-	$743,380

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Revenues of Discontinued Subsidiaries	$1,397	$1,992,898
Costs and Expenses	(142,712)	(2,097,908)
Impairment Loss	0	(2,605,061)
Gain (Loss) on Sale of Reef Ventures, LP’s Assets	417,262	(7,001)
Gain on Sale of Sonterra Energy Corporation	429,825	-
Net Income from Discontinued Operations	$705,772	$(2.717,072)

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Debenture is unsecured and bears interest at the annual rate of 6%, payable monthly, in cash or, at Golden Gate’s election, in shares of the Company’s stock valued at the applicable conversion price described further below, with the principal amount due on May 9, 2011. The Debenture may not be prepaid without the written consent of Golden Gate.  The Debenture is convertible, either in whole or in part, at any time at a per share price equal to the lesser of $.50 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to Golden Gate's election to convert. If Golden Gate elects to convert a portion of the Debenture, and on the date of the election, the volume weighted average price per share of the Company’s common stock is below $0.07, the Company has the right to prepay the portion of the Debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 100% of the amount due and the conversion notice will be withdrawn.

In the event the Company’s stock trades at a price that is less than $0.01 per share at any time during the nine-month period following May 9, 2008, the interest rate on the Debenture will increase to 9 ¾ % for the remaining term of the Debenture.  In the event this provision is triggered, within three business days of a written request from Golden Gate, the Company is required to prepay the amount of interest that would otherwise be due from the date of the request through the maturity date.  If any portion of the Debenture is converted into the Company’s common stock prior to maturity, the Company will be entitled to a refund of the pro rata portion of the interest prepayment attributable to the portion of the principal amount converted.  On August 26, 2008, the Company received notice from Golden Gate that effective July 28, 2008, the interest rate on the Debenture was increased to 9 ¾ % pursuant to the terms of Debenture and that the Interest Prepayment amount of $270,328.77 was due to Golden Gate within three days of the notice. To date, the Company has not made such prepayment of interest to Golden Gate and Golden Gate has not given notice of default on the Debenture to the Company.

In accordance with the terms of the Debenture, the Company has reserved 35,000,000 shares of its common stock for possible conversion.  The Company’s stock transfer agent has received irrevocable instructions regarding the shares reserved.

The Note is secured and bears interest at the annual rate of 6.25%, payable monthly, with the principal amount due on May 31, 2011. Golden Gate has the option to prepay this note, subject to the satisfaction of certain conditions.  On August 26, 2008, Golden Gate gave notice that the interest rate on the Note was decreased to 43/4%, effective as of July 28, 2008 in accordance with the terms of the Note which provides for such reduction in the event that the Company’s common stock trades at a price that is less than $0.01 per share at any time during the nine-month period after May 9, 2008.

The Company analyzed the provision of the Debenture in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” and determined that the Debenture did not contain any derivative features that would require separate accounting under this literature.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
 (UNAUDITED)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at September 30, 2008 and December 31, 2007 is as follows:
	September 30, 2008	December 31, 2007	Estimated Economic Life
Pre-Construction Costs:
Domestic LNG System	$3,115,882	$2,898,546	N/A
Total	3,115,882	2,898,546
Office Furniture, Equipment and
Leasehold Improvements	132,640	136,317	5 Years
Total	3,248,522	3,034,863
Less: Accumulated Depreciation	95,677	81,202

Net Property, Plant and Equipment	$3,152,845	$2,953,661

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $18,152, and $18,770, respectively.

A summary of property, plant and equipment at September 30, 2008 and December 31, 2007 for Discontinued Operations is as follows:

	September 30, 2008	December 31, 2007	Estimated Economic Life
Office Furniture, Equipment and
Leasehold Improvements	$-	$55,086	5 Years
Pipeline – Eagle Pass, TX to Piedras
Negras, Mexico	-	3,501,194	20 Years
Tanks & Lines – Propane Distribution
System	-	1,942,936	5 Years
Machinery and Equipment	-	71,580	5 Years
Trucks, Autos and Trailers	-	126,464	5 Years
Total	-	5,697,260
Less: Accumulated Depreciation	-	1,578,594

Net Property, Plant and Equipment	$-	$4,118,666

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $43,764 and $314,444 respectively, and has been included in Net Income from Operations of Discontinued Segments.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
 (UNAUDITED)

NOTE 8 – LONG-TERM DEBT

A summary of long-term debt at September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
Note Payable, Secured by Reef International
Pipeline, Interest Bearing at 2% Over Prime
Rate Per Annum, Maturing May 25, 2008	$-	$5,158,748

Convertible Debentures, Unsecured, Including
Prepaid Interest at 9% Per Annum, Maturing
January 20, 2008	-	2,374,291

Convertible Debentures, Unsecured, Interest
Bearing at 6% Per Annum, Maturing
May 9, 2011	1,000,000	-

Note Payable, Unsecured, Interest Bearing at
10% Per Annum, Maturing March 31, 2009
(see below)	1,192,277	-
	2,192,277	7,533,039
Less: Current Maturities	1,192,277	7,533,039

Total Long-Term Debt	$1,000,000	$-

On January 21, 2008, the Company issued notes totaling $1,192,277 in payment of accounts payable and accrued interest due to entities providing various services to its Port Esperanza LNG Project.  These notes, bearing interest at 10% per annum, were originally due April 30, 2008 and have been extended until March 31, 2009.  The Company has paid all interest due as of August 31, 2008, a total of $72,516 of which $40,178 was paid on October 15, 2008.

NOTE 9 – COMMON STOCK TRANSACTIONS

A summary of common stock transactions for the three months ended March 31, 2008 is as follows:

The Company issued 245,252 shares of its common stock valued at $15,816 for preparation of a study of internal controls and procedures.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Company cancelled 2,071,407 Stock Warrants for $20,714, which reduced additional paid-in capital (See NOTE 10 – Stock Options…).

The Company issued 2,599,440 shares of its common stock to settle debts of $46,400 and in payment of an $87,471 financing fee.

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

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

A summary of common stock transactions for the three months ended September 30, 2008 is as follows:

The Company issued 666,667 shares of its common stock for consulting services valued at $10,000 regarding the Port Esperanza project and in payment of $2,000 transaction costs.

The Company issued 1,111,111 shares of its common stock for legal services valued at $6,980 and in payment of $13,020 transaction costs.

The Company issued 200,000 shares of its common stock for corporate secretary services and related costs valued at $2,500 and in payment of $500 transaction costs.

The Company issued 2,060,577 shares of its common stock to an Officer for salary valued at $29,056 and in payment of $7,811 transaction costs.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
 (UNAUDITED)

NOTE 9 – COMMON STOCK TRANSACTIONS (CONTINUED)

The Company issued 2,887,835 shares of its common stock to an Officer for salary valued at $38,992 and in payment of $8,481 transaction costs.

The Company issued 3,769,553 shares of its common stock to three employees for salaries and related expenses valued at $26,665 and in payment of $41,189 transaction costs.

The Company issued 16,000,000 shares of its common stock to settle debts of $31,598 and in payment of a $108,102 financing fee.

The Company issued 1,000,000 shares of its restricted common stock valued at $5,200 in partial payment of the settlement of litigation with Betty Sheerin et al regarding the ZG Pipeline.

The Company executed a Stop Payment Cancellation which released 1,000,000 shares of its restricted common stock valued at $5,200 as the final payment of the settlement of litigation with Betty Sheerin et al regarding the ZG Pipeline.

NOTE 10 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES

The following table presents the activity for options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the nine months ending September 30, 2008:

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

There were no changes in options, warrants and shares reserved for issuance upon conversion of outstanding convertible debentures for the three months ending September 30, 2008.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
 (UNAUDITED)

NOTE 10 – STOCK OPTIONS, STOCK WARRANTS AND SHARES RESERVED FOR CONVERTIBLE DEBENTURES (CONTINUED)

Summary of Outstanding Stock Options and Stock Warrants

	Stock Options	Shares Reserved for Convertible Debenture	Exercise Price
Stock Options
Expiration Date
February 28, 2017	12,380,953	-	$0.210
May 23, 2017	8,000,000	-	0.120

Shares Reserved for Convertible Debenture
Expiration Date
May 11, 2011	-	35,000,000	0.286

Outstanding – September 30, 2008	20,380,953	35,000,000	Avg. $ 0.823

Outstanding stock options had zero intrinsic value at September 30, 2008.

NOTE 11 – RELATED PARTY TRANSACTIONS

Loan from President
During the three months ended March 31, 2008, the Company borrowed $27,258 from its President.  Subsequently through May 12, 2008, the Company borrowed an additional $122,742 from its President bringing the total to $150,000.  The Company executed a promissory note due August 31, 2008, bearing an 8% annual interest rate.  From May 12, 2008 through September 30, 2008, the Company borrowed $22,375 from its President.  The Company executed an additional promissory note due August 31, 2008, bearing an 8% interest rate.  On October 15, 2008, the Company paid the notes and all accrued interest.

Consulting Agreement
On January 26, 2008, the Company entered into a consulting agreement with two directors to provide business development, merger and acquisition capital raising and other services to the Company.  The term of the agreement is five years.  Services to be provided are compensated under the agreement at a rate of $1 million per annum which may be paid in shares of stock.  During the three months ended September 30, 2008, fees of $250,000 were accrued for each of the two directors and are included in ‘Accounts Payable and Accrued Liabilities’ at September 30, 2008.

TIDELANDS OIL & GAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
 (UNAUDITED)

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

Based on prior negotiations, the Company has reserved $2,250,000 as an estimated litigation settlement. The Company reached a settlement with all parties on September 8, 2008.  The Settlement required the Company to lift its previous stop transfer order on 1,000,000 shares of its restricted common stock valued at $5,200 and issue an additional 1,000,000 shares of its restricted common stock similarly valued at $5,200.  These actions occurred on September 12, 2008.  As a result of the settlements $2,239,600 of the litigation reserve was reversed.

All remaining matters regarding litigation against Sonterra Energy Corporation (“Sonterra”) followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of September 30, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

NOTE 13 - SUBSEQUENT EVENTS

On October 14, 2008, the Company sold its 20% interest in Frontera Pipeline, LLC (“Frontera”) for $250,000.  During this reporting period, the Company reduced its carry cost of its investment in Frontera by $2,559,801 thereby reducing the value of its investment to $250,000.

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

Business Overview

Our primary business operations are focused on the development of the Port Esperanza liquefied natural gas (“LNG”) receiving facility in the offshore waters of Southern California.

Given the large capital requirements for the construction of new midstream energy assets, we anticipate that funding of any such projects will be derived primarily through joint ventures with strategic partners or the issuance of stock by the Company.  Additionally, management will evaluate related acquisition opportunities that compliment our current business strategy.  The completion of any such acquisition will be conditioned upon obtaining requisite financing.

Frontera Pipeline, LLC and the Burgos Hub Project

Previously, the Company had been developing a natural gas pipeline system (the “Burgos Hub Project”) project with its own resources through its subsidiary in the United States, Sonora Pipeline, LLC (“Sonora”) and its subsidiary in Mexico, Terranova Energia, S. de R.L. de C.V. (“Terranova”).  In September 2007, the Company and Terranova entered into an agreement (the “Purchase Agreement”) with Grand Cheniere Pipeline, LLC (“Cheniere”), pursuant to which the Company conveyed an 80% interest in the Company’s Burgos Hub Project, which involved the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico.  On October 14, 2008, the Company sold its remaining 20% interest in Frontera Pipeline, LLC (“Frontera”) to Cheniere, effectively ending its participation in the development of the Burgos Hub project. Management arrived at the divestment decision based upon a number of factors, including the increasing perception by both partners in Frontera that commercial development of the project would not be adequately supported by capacity commitments from either the Comision Federal de Electricidad (“CFE”) or Monterrey industrial customers, a lack of clear commitment by PGPB (“Pemex Gas”) to a timeline or method of utilization of the existing pipeline entitlements or the proposed storage facility development proposals put forth by Terranova and Sonora, the financial and operational reorganization occurring within the parent company of the controlling majority partner of Frontera, a lack of substantive legal reform within the recent Mexican energy legislation which would have further enabled Frontera to acquire exclusivity or other valuable contract rights with Pemex in the development of the proposed storage facility in Mexico, and the need for working capital to sustain the Company as a going concern.

Esperanza Energy, LLC and the Port Esperanza Project

Esperanza Energy, LLC ("Esperanza") was formed as a wholly-owned subsidiary of the Company in March 2006 to evaluate the feasibility of developing an offshore, deep-water LNG receiving and regasification terminal near Long Beach, California.  The expected timeline for development of the Port Esperanza project is influenced by the preparation of the application in a form sufficient to be “deemed complete” by the Maritime Administration and Coast Guard which are the principal Federal agencies with permit jurisdiction for LNG terminal development in the offshore United States of America waters. After an application is deemed complete, the process of obtaining the approvals is often longer than the statutory time period of approximately one year due to “time out” or suspension of the running of the clock on the application process due to issues raised during the review of the permit application or due to resource constraints present at the Maritime Administration and Coast Guard. California state and local agency approvals can also impact the permit approval process beyond the normal time expectations. Progress on the project is also dependent upon the Company securing additional funding for the permit application process and complying with state and federal regulations, including environmental laws.  The Company does not expect to receive any revenues or cash flow from the Esperanza project in the foreseeable future, if at all, and the Company will be required to expend additional capital in order to further this project. For the nine months ended September 30, 2008, the Company incurred approximately $217,000 of development costs related to the Port Esperanza project. On January 21, 2008, the Company issued notes totaling $1,192,277 in payment of accounts payable and accrued interest due to entities providing various services to its Port Esperanza LNG Project. These notes, bearing interest at 10% per annum, were originally due April 30, 2008, and were subsequently extended until August 31, 2008 and then again extended for a new maturity date of March 31, 2009. The Company has paid all interest due at August 31, 2008.

The Company has entered into a letter of intent with a California based firm to provide financing on a best efforts basis for a portion of the development cost of the Port Esperanza project through the issuance of convertible preferred stock of the Company in a Regulation D offering to accredited investors. Management is currently seeking bridge funding for the costs of this offering and the operations of the Company until the offering minimum is sold and closed. The Regulation D offering would be subject to the prior approval of the majority vote of the Company’s common shares and would be highly dilutive to existing shareholders; thus, there is no assurance that the requisite capital structure proposed in the offering would be approved by the existing shareholders. Furthermore, no assurance can be given that bridge funding can be obtained to initiate the Regulation D offering process, nor can there be any assurance that the minimum offering amount under the proposed Regulation D private placement can be sold and closed.

The Company is also continuing to cooperate with the due diligence process initiated by two potential industry joint venture investors in the Port Esperanza project. A decision by these parties to invest or to decline to participate is not expected until 2009.

Reef Ventures, LP International Pipeline

The assets of this business originally consisted of two different pipelines: (1) an 8-mile twelve-inch diameter natural gas pipeline with metering and dehydration facilities and (2) a two-mile segment of six-inch diameter pipeline to be used in a future LPG project. These assets were impaired in 2006 with a significant charge to earnings and contributed approximately 4 % of the Company’s revenues in 2007. The Chittim Gas Processing plant, which had been inactive since 2002 and was formerly owned by Rio Bravo Energy, LLC (a 100% owned subsidiary of the Company), was conveyed to Reef International, LLC in 2007 along with the Carrizo Springs Pipeline System that was also inactive and formerly held by Sonora. During 2007, we attempted to negotiate for capacity reservation charges with potential shippers of natural gas to obtain commitments that would service existing indebtedness on the Reef Ventures’ International Pipeline, but we were unsuccessful in obtaining any new commitments. In fact, revenues from this business unit declined from the prior years. During the quarter ended March 31, 2008, no gas was transported for a fee and no revenues were earned by the Reef Ventures, LP (“Reef”) business unit. In March 2008, we sold our international pipeline system, the Chittim Gas Plant and the Carrizo Springs pipeline system owned by Reef to West Texas Gas, Inc. (“WTG”) and utilized the proceeds of sale along with an associated issuance of our common stock to retire over $5,300,000 of indebtedness owed to Impact International, LLC (“Impact”).

Sonterra Energy Corporation Business

The assets of our Sonterra Energy Corporation ("Sonterra") subsidiary consisted of propane distribution systems, including gas mains, yard lines, meters and storage tanks, serving certain residential subdivisions in the Austin, Texas area. During 2007, we attempted to negotiate a restructuring of the existing convertible debenture indebtedness of $2,374,291 to a group of investors led by Palisades Master Fund, LP. We were unable to come to mutually acceptable terms in that restructuring effort and in January 2008, we sold the stock of Sonterra for $3,000,000 and utilized the proceeds from that sale to retire the convertible debentures and repurchase certain outstanding warrants. All remaining matters regarding litigation against Sonterra followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of September 30, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company pursuant to the escrow agreement.

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

The Debenture is unsecured and bears interest at the annual rate of 6%, payable monthly, in cash or, at Golden Gate’s election, in shares of the Company’s stock valued at the applicable conversion price described further below, with the principal amount due on May 9, 2011. The Debenture may not be prepaid without the written consent of Golden Gate.  The Debenture is convertible, either in whole or in part, at any time at a per share price equal to the lesser of $.50 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to Golden Gate's election to convert. If Golden Gate elects to convert a portion of the Debenture, and on the date of the election, the volume weighted average price per share of the Company’s common stock is below $0.07, the Company has the right to prepay the portion of the Debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 100% of the amount due and the conversion notice will be withdrawn.

In the event the Company’s stock trades at a price that is less than $0.01 per share at any time during the nine-month period following May 9, 2008, the interest rate on the Debenture will increase to 9 ¾ % for the remaining term of the Debenture.  In the event this provision is triggered, within three business days of a written request from Golden Gate, the Company is required to prepay the amount of interest that would otherwise be due from the date of the request through the maturity date.  If any portion of the Debenture is converted into the Company’s common stock prior to maturity, the Company will be entitled to a refund of the pro rata portion of the interest prepayment attributable to the portion of the principal amount converted.  On August 26, 2008, the Company received notice from Golden Gate that effective July 28, 2008, the interest rate on the Debenture was increased to 9 ¾% pursuant to the terms of Debenture and that the Interest Prepayment amount of $270,328.77 was due to Golden Gate within three days of the notice. To date, the Company has not made such prepayment of interest to Golden Gate and Golden Gate has not given notice of default on the Debenture to the Company.

In accordance with the terms of the Debenture, the Company has reserved 35,000,000 shares of its common stock for possible conversion.  The Company’s stock transfer agent has received irrevocable instructions regarding the shares reserved.

The Note is secured and bears interest at the annual rate of 6.25%, payable monthly, with the principal amount due on May 31, 2011. Golden Gate has the option to prepay this note, subject to the satisfaction of certain conditions.  On August 26, 2008, Golden Gate gave notice that the interest rate on the Note was decreased to 43/4%, effective as of July 28, 2008 in accordance with the terms of the Note which provides for such reduction in the event that the Company’s common stock trades at a price that is less than $0.01 per share at any time during the nine-month period after May 9, 2008.

The Company analyzed the provision of the Debenture in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” and determined that the Debenture did not contain any derivative features that would require separate accounting under this literature.

On November 6, 2008, Golden Gate converted $2,000 of the Debenture into 781,250 shares of common stock pursuant to the terms of the Debenture. On November 13, 2008, Golden Gate converted $5,000 of the Debenture into 1,973,165 shares of common stock pursuant to the terms of the Debenture.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES: The Company reported revenues of $30,000 for the three months ended September 30, 2008 compared to revenues of $0 for the three months ended September 30, 2007.The revenue increase resulted from the receipt of consulting fees from Frontera during the period ended September 30, 2008 whereas no such fees were received during the period ended September 30, 2007.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the three months ended September 30, 2008 were $3,829,667 versus $644,658 for the three months ended September 30, 2007 which is an increase of 594% in Total Costs and Expenses for the three months ended September 30, 2008 versus the three months ended September 30, 2007. The primary reason for the increase in Total Expenses was the Impairment – Investment in Affiliate charge to record the write down in value of the Company’s investment in Frontera during the three months ended September 30, 2008 versus the absence of an impairment charge during the three months ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the three months ended September 30, 2008 were $1,263,816 compared to $638,416 for the three months ended September 30, 2007. Most of the increase in these expenses was attributable to increases in non-cash compensation paid to directors and officers.

OTHER INCOME (EXPENSE): Total Other Income (Expense) for the three months ended September 30, 2008 was $2,182,879 versus $4,680 for the three months ended September 30, 2007. The primary reason for the increase in Other Income is the Reduction of Reserve for Litigation in the amount of $2,239,600 during the three months ended September 30, 2008 as a result of the settlement of litigation with Northern Natural Gas (“Northern”), Betty Lou Sheerin (“Sheerin”) and ZG Gathering, Ltd (“ZG”). A secondary factor in the increase in Total Other Income was the decrease in Interest Expense to $59,029 for the three months ended September 30, 2008 versus $245,357 for the three months ended September 30, 2007.

NET LOSS FROM CONTINUING OPERATIONS: Net Loss from Continuing Operations was ($1,616,788) for the three months ended September 30, 2008 compared to ($639,978) for the three months ended September 30, 2007 which is an increase in Net Loss from Continuing Operations of $976,810. This increase is due primarily to the impairment loss on the Company’s investment in Frontera combined with increases in non-cash compensation to directors and officers during the period ended September 30, 2008 versus the three months ended September 30, 2007.

NET INCOME FROM OPERATIONS OF DISCONTINUED SEGMENTS: Net Income from Operations of Discontinued Segments was $0 for the three months ended September 30, 2008 versus ($237,797) for the three months ended September 30, 2007. There were no discontinued operations originating in the three months ended September 30, 2008.

NET LOSS: Net Loss for the three months ended September 30, 2008 was ($1,616,788) versus the Net Loss of ($877,775) for the three months ended September 30, 2007, which is an increase in Net Loss of $739,013 for the three months ended September 30, 2008 versus the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES: The Company reported revenues of $105,000 for the nine months ended September 30, 2008 compared to revenues of $0 for the nine months ended September 30, 2007.The revenue increase resulted from the receipt of consulting fees from Frontera during the period ended September 30, 2008 whereas no such fees were received during the period ended September 30, 2007.

TOTAL COSTS AND EXPENSES: Total Costs and Expenses for the nine months ended September 30, 2008 were $7,753,459 versus $7,423,461 for the nine months ended September 30, 2007 which is an increase of 4.45% in Total Costs and Expenses for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. The primary reason for the small increase in Total Expenses was the Impairment – Investment in Affiliate charge of $2,559,801 in the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE – RELATED PARTIES: Selling, General and Administrative  – Related Parties for the nine months ended September 30, 2008 was $0 compared to $3,638,000 for the nine months ended September 30, 2007. The decrease was due to the absence of stock option issuances in the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, General and Administrative costs for the nine months ended September 30, 2008 were $5,175,506 compared to $3,766,691 for the nine months ended September 30, 2007. Most of the increase in these expenses was attributable to increases in non-cash compensation paid to directors and officers.

OTHER INCOME (EXPENSE): Total Other Income (Expense) for the nine months ended September 30, 2008 was $2,030,971 versus ($521,682) for the nine months ended September 30, 2007. The primary reasons for the increase in Total Other Income are: (a) the decrease in interest expense to ($238,425) for the nine months ended September 30, 2008 versus ($772,304) for the nine months ended September 30, 2007 which reflects the payoff of the convertible debentures in the amount of $2,374,291 in January 2008, and (b) the Reduction of Reserve for Litigation income increase in the amount of $2,239,600 which reflects settlement of the final litigation matter outstanding between the Company and Northern, Sheerin and ZG.

NET LOSS FROM CONTINUING OPERATIONS: Net Loss from Continuing Operations was ($5,617,488) for the nine months ended September 30, 2008 compared to ($7,945,143) for the nine months ended September 30, 2007 which is a decrease in Net Loss from Continuing Operations of $2,327,655. This decrease in Net Loss from Continuing Operations is due primarily to the $2,239,600 of income from Reduction of Reserve for Litigation during the period ended September 30, 2008 versus the nine months ended September 30, 2007.

NET INCOME FROM OPERATIONS OF DISCONTINUED SEGMENTS: Net Income from Operations of Discontinued Segments was $705,772 for the nine months ended September 30, 2008 versus ($2,717,072) for the nine months ended September 30, 2007 which is an increase of $3,422,844 in Net Income from Operations of Discontinued Segments. The increase resulted from Gains on Disposal of the assets and reduction in the operating losses originating from Reef and Sonterra as further detailed in Note 5 of the Consolidated Financial Statements.

NET LOSS: Net Loss for the nine months ended September 30, 2008 was ($4,911,716) versus the Net Loss of ($10,662,215) for the nine months ended September 30, 2007. The primary reasons for the substantial reduction in loss for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 were: (a) the income from Reduction of Reserve for Litigation in the amount of $2,239,600, and (b) the income from the difference in Net Income from Operations of Discontinued Segments as noted above in the amount of $3,422,844.

Liquidity and Capital Resources

The Company is not currently generating any revenues and has incurred significant operating losses.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Company’s financial statements, the Company’s absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its working capital needs in 2008 raise substantial doubt about its ability to continue as a going concern.

At September 30, 2008, we had current assets of $1,016,449, current liabilities of $3,730,985 and working capital deficit of $2,714,536.   After giving effect to the Sonterra transaction in January 2008, the WTG transaction in March 2008, the financing with Golden Gate and the sale of the Company’s interest in Frontera, the Company currently has approximately $2,005,000 of current notes payable, accounts payable and accrued expenses that require payment or other satisfaction during 2009.  We will need to raise capital to discharge these obligations.  Additionally, we believe that after taking into account the recent financing sale of the Company’s interest in Frontera, we will require approximately $300,000 of additional capital between the present time and March 31, 2009.   Accordingly, we will be reliant upon best efforts debt and/or equity financings to fund the payment of current liabilities and working capital needs.  We cannot give any assurance that this additional needed financing could be obtained on attractive terms or at all.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the additional sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at September 30, 2008, is as follows:

	Payments due by period
	1 year or less	2 – 3 Years	4 – 5 Years	More than 5 Years
Credit Facilities	$1,192,277	$1,000,000	$--	$--
Operating Leases	--	--	--	--
Employment and consulting contracts (1)	2,825,000	5,250,000	3,200,000	--
Total	$4,017,277	$6,250,000	$3,200,000	$--

(1)   Does not include perquisites.

Off Balance-Sheet Arrangements

As of September 30, 2008 and 2007, the Company did not have any significant off balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.  As of September 30, 2008, we had cash of $8,628.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our promissory note debt obligations at September 30, 2008 is a fixed rate of 10% per annum. The interest rate on our convertible debenture obligation at September 30, 2008 is a fixed rate of 9¾% per annum.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  For the quarter ended September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below and in the prior reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, the Company is not a party to any material pending legal proceeding.

Matter No. 1

As described in the Company’s prior reports, the Company was a party to a pending lawsuit titled Northern Natural Gas Company vs. Betty Lou Sheerin vs. Tidelands Oil & Gas Corporation, ZG Gathering, Ltd. and Ken Lay, in the 150th Judicial District Court, Bexar County, Texas, Cause Number 2002-C1-16421.  A trial date was set for January 7, 2008. On December 3, 2007, ZG filed a Suggestion of Bankruptcy which stayed the case.  On December 13, 2007, Sheerin non-suited with prejudice all of her claims against Tidelands Oil & Gas Corporation (“Tidelands”) and Tidelands non-suited with prejudice all of its claims against Sheerin. On May 9, 2008 the Company received a Compromise Settlement Agreement and Mutual Release of All Claims from Sheerin ratifying the actions taken December 13, 2007. The claims between Northern, Sheerin, the Estate of Kenneth Lay, and the Estate of Charlton Hadden were severed from the claims between Northern, ZG, and Tidelands.  The claims between Northern and Sheerin then proceeded to trial on January 7, 2008 in the State District Court.  The jury in that case concluded, among other things, that Northern is the owner of the note in question, that Sheerin agreed to be obligated on the note, that she failed to comply with the note, and that the unpaid principal and accrued interest on the note  was $1,950,000.00.   The jury’s complete findings are on file in the court’s record in Cause No. 2002-CI-16421.  No final Judgment has been entered in this matter.  On February 26, 2008, ZG filed a Notice of Removal to the Federal Bankruptcy Court of the remaining claims between Northern, Tidelands and ZG.  On July 18, 2008, ZG and Tidelands executed a Compromise Settlement Agreement and Mutual Release of All Claims under which the Company removed the stop transfer order on 1,000,000 shares of previously issued common stock of the Company, executed a quit claim deed with respect to the 225 mile gathering system owned by ZG, and further issued 1,000,000 shares of common stock to ZG in exchange for the settlement of all claims by ZG. No further legal actions are expected between the Company and any of the above parties.

Other Legal Matters

All remaining matters regarding litigation against Sonterra followed Sonterra when the Company sold the subsidiary on January 9, 2008.  At the closing of the sale, the Company agreed to escrow $75,000 with the buyer to cover legal costs plus adjudicated and/or settlement amounts along with other contingencies.  As of September 30, 2008, $49,365 remained in escrow after deducting $25,635 for legal costs and other chargeable costs.  All remaining funds as of January 9, 2009, will be returned to the Company.

Item 1A. Risk Factors

During the nine months ended September 30, 2008, there were no material changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Equity Repurchases

Set forth below is certain information concerning issuances of common stock during the nine months ended September 30, 2008, and to the date of this report, that were not registered under the Securities Act of 1933 (“Securities Act”):

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

The Company issued 1,000,000 shares of its restricted common stock valued at $5,200 in partial payment of the settlement of litigation with Northern, Sheerin and ZG.

The Company executed s Stop Payment Cancellation which released 1,000,000 shares of its restricted common stock valued at $5,200 as the final payment required in settlement of litigation with Northern, Sheerin and ZG.

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

TIDELANDS OIL & GAS CORPORATION

Date: November 19, 2008	By:	/s/ James B. Smith
James B. Smith President and Chief Executive Officer